Form 10-Q/A
period 1995-03-31
CAPITAL SOURCE II L P A
filed 1995-05-15
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number:  0-16862

                    CAPITAL SOURCE II L.P.-A
     (Exact name of registrant as specified in its charter)

          Delaware                        38-2684691
(State or other jurisdiction           (IRS Employer
of incorporation or organization)   Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


                            (402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
CAPITAL SOURCE II L.P.-A
CONSOLIDATED BALANCE SHEETS

                                                                                             March 31, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             ---------------     ---------------
Assets
 Investment in real estate:
  Land                                                                                      $     2,800,750     $     2,800,750
  Buildings                                                                                      22,960,171          22,960,171
  Personal property                                                                               1,394,903           1,394,617
                                                                                             ---------------     ---------------
                                                                                                 27,155,824          27,155,538
  Less accumulated depreciation                                                                  (4,473,740)         (4,285,544)
                                                                                             ---------------     ---------------
  Net investment in real estate                                                                  22,682,084          22,869,994

 Cash and temporary cash investments, at cost
  which approximates market value (Note 5)                                                          849,690           3,588,037
 Escrow deposits and property reserves                                                              936,855             815,583
 Investment in U.S. government securities (Note 5)                                                2,469,027                -
 Investment in mortgage-backed securities (Note 5)                                                1,869,117           1,899,268
 Interest and other receivables                                                                      31,275              31,962
 Deferred mortgage issuance costs                                                                 1,895,223           1,923,094
 Other assets                                                                                       141,899             134,881
                                                                                             ---------------     ---------------
                                                                                            $    30,875,170     $    31,262,819
                                                                                             ===============     ===============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable and accrued expenses                                                     $       931,307     $       733,089
  Distribution payable (Note 3)                                                                     549,703             546,968
  Due to general partners and their affiliates (Note 4)                                           1,033,578           1,194,915
                                                                                             ---------------     ---------------
                                                                                                  2,514,588           2,474,972
                                                                                             ---------------     ---------------
 Minority interest                                                                                  208,538             209,288
                                                                                             ---------------     ---------------
 Partners' Capital (Deficit)
  General Partners                                                                                 (284,938)           (280,672)
  Limited Partners ($7.09 per BAC in 1995 and $7.19 in 1994)                                     28,436,982          28,859,231
                                                                                             ---------------     ---------------
                                                                                                 28,152,044          28,578,559
                                                                                             ---------------     ---------------
                                                                                            $    30,875,170     $    31,262,819
                                                                                             ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                             March 31, 1995      March 31, 1994
                                                                                             --------------      --------------
Income
 Rental income                                                                              $     1,090,913     $     1,094,337
 Interest income on temporary cash investments and
  U.S. government securities                                                                         49,598              49,247
 Mortgage-backed securities income                                                                   35,979                -
 Other income                                                                                        25,974              12,261
                                                                                             --------------      --------------
                                                                                                  1,202,464           1,155,845
                                                                                             --------------      --------------
Expenses
 Real estate operating expenses                                                                     476,885             477,741
 Depreciation                                                                                       188,196             209,402
 Property development and management fees (Note 4)                                                    9,391              13,071
 General and administrative expenses (Note 4)
  Investor servicing                                                                                 47,418              51,812
  Professional fees                                                                                  12,375              15,350
  Other expenses                                                                                      2,308               2,253
 Asset management and partnership administration fee (Note 4)                                        41,500              41,500
 Amortization                                                                                        31,204              28,262
                                                                                             --------------      --------------
                                                                                                    809,277             839,391
                                                                                             --------------      --------------
Minority interest in losses of operating partnerships                                                   750                 853
                                                                                             --------------      --------------
Net income                                                                                  $       393,937     $       317,307
                                                                                             ==============      ==============
Net income allocated to:
 General Partners                                                                           $         3,939     $         3,173
 Limited Partners                                                                                   389,998             314,134
                                                                                             --------------      --------------
                                                                                            $       393,937     $       317,307
                                                                                             ==============      ==============
Net income per BAC                                                                          $         .0972     $         .0783
                                                                                             ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1995
(UNAUDITED)

                                                                            General                Limited
                                                                           Partners               Partners               Total
                                                                     ---------------        ---------------     ---------------
Balance at December 31, 1994                                        $      (280,672)       $    28,859,231     $    28,578,559
Net income                                                                    3,939                389,998             393,937
Cash distributions paid or accrued (Note 3)                                  (8,205)            (  812,247)         (  820,452)
                                                                     ---------------        ---------------     ---------------
Balance at March 31, 1995                                           $      (284,938)       $    28,436,982     $    28,152,044
                                                                     ===============        ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1995      March 31, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $       393,937     $       317,307
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                                                   219,400             237,664
   Amortization of discount on government securities                                                  (415)               -
   Property development and management fees                                                          9,391              13,071
   Minority interest in losses of operating partnerships                                              (750)               (853)
   Decrease in interest and other receivables                                                          687              11,524
   Decrease (increase) in escrow deposits and property reserves                                   (121,272)             12,213
   Decrease (increase) in other assets                                                             (10,351)             25,885
   Increase in accounts payable and accrued expenses                                               198,218              84,861
   Decrease in due to operating partnerships'
    general partners and their affiliates                                                         (170,728)           (462,966)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                        518,117             238,706
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Acquisition of U.S. government securities                                                      (2,468,945)               -
 Principal payments on mortgage-backed securities                                                   30,484                -
 Acquisition of personal property                                                                     (286)               -
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (2,438,747)               -
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions                                                                                    (817,717)           (820,458)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                             (2,738,347)           (581,752)
Cash and temporary cash investments at beginning of period                                       3,588,037           6,630,819
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $       849,690     $     6,049,067
                                                                                            ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

1. ORGANIZATION

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II, L.L.C. (the General Partners).

The Partnership provided virtually 100% of the debt and equity financing for five multifamily rental housing properties. The Partnership's investment in the properties consisted of: (i) approximately 85% in the form of permanent mortgages and/or loans to fund construction, and (ii) the balance to purchase up to a 99% limited partnership interest in the operating partnerships which developed, own and operate the properties. Each loan is insured or guaranteed, in an amount substantially equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). CS Properties II, Inc. which is owned by affiliates of the General Partners, serves as the Special Limited Partner for the operating partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the operating partnerships under certain circumstances and to consent to the sale of the operating partnerships' assets. The General Partners have negotiated agreements with each operating partnership's general partner whereby the operating partnership's general partner guarantees to fund certain operating deficits of that operating partnership.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2035.

2. Summary of Significant Accounting Policies

 A)Financial Statement Presentation

	The consolidated financial statements include the accounts of the Partnership and four subsidiary operating partnerships. The Partnership is a limited partner with an ownership interest in three of the subsidiary operating partnerships of up to 99%. The Partnership's ownership interest in The Ponds at Georgetown L.P. is 68.70%. The remaining limited partner interest of 30.29% is owned by Capital Source L.P., an affiliate of the General Partners. All significant intercompany accounts and transactions have been eliminated in consolidation.

	The consolidated financial statements are prepared without audit on the
	accrual basis of accounting in accordance with generally accepted accounting
	principles.  In the opinion of management, all normal and recurring
	adjustments necessary to present fairly the financial position at March 31,
	1995, and results of operations for all periods presented have been made.

 B)Depreciation and Amortization
	Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method. Deferred mortgage issuance and organization costs are being amortized over their respective periods of benefit.

 C)Income Taxes
	No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 D)Temporary Cash Investments
	Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 E)Net Income per Beneficial Assignment Certificate (BAC)
	Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) for all periods presented.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

3. Partnership Income, Expenses and Cash Distributions

Profits and losses from normal operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners.
Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the consolidated financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

The General Partners will receive 1% of the net proceeds from any sale of Partnership assets. The General Partners will receive a termination fee equal to 3% of all sales proceeds less actual costs incurred in connection with all sales transactions, payable only after the investors have received a return of their capital contributions and an 11.5% annual return on a cumulative basis. The General Partners will also receive a fee equal to 9.1% of all cash available for distribution and sales proceeds (after deducting from cash available or sales proceeds any termination fee paid therefrom) after investors have received a return of their capital contributions and an 11.5% annual return on a cumulative basis.

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The operating partnerships' general partners provide various on-site property development and management services. Property development and management fees amounted to $9,391 in 1995. Unpaid fees which are non-interest bearing are included in amounts due to operating partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the operating partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Accrued asset management and partnership administration fees totalled $41,500 during 1995.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1995 was $86,001. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

5. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at March 31, 1995.

Cash and temporary cash investments                            $        81,570
U.S. government securities                                           2,469,027
GNMA Certificates                                                    1,869,117
                                                                --------------
Balance at March 31, 1995                                      $     4,419,714
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009 and the U.S. government securities mature in 1996. The GNMA Certificates and the U.S. government securities are classified as held-to-maturity. The estimated aggregate fair value of the mortgage-backed securities was $1,873,361 at March 31, 1995, and the estimated aggregate fair value of the U.S. government securities was $2,467,975 at March 31, 1995.

6.	Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership's financial statements consolidate the operating partnerships since the Partnership holds a majority ownership interest and, through CS Properties II, Inc., it can influence decisions of the general partners in certain circumstances. Presented below is condensed financial information of the Partnership using the equity method of accounting for the investment in operating partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                            March 31, 1995       Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments                                                       $       849,690     $     3,588,037
 Investment in U.S. government securities                                                        2,469,027                -
 Investment in FHA Loan                                                                          6,614,015           6,619,989
 Investment in GNMA Certificates                                                                22,748,973          22,799,369
 Investment in operating partnerships                                                           (4,411,149)         (4,229,575)
 Interest receivable                                                                               230,796             231,156
 Other assets                                                                                      339,834             350,770
                                                                                            ---------------     ---------------
                                                                                           $    28,841,186     $    29,359,746
                                                                                            ===============     ===============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable                                                                         $       139,439     $       234,219
  Distribution payable                                                                             549,703             546,968
                                                                                            ---------------     ---------------
                                                                                                   689,142             781,187
                                                                                            ---------------     ---------------
 Partners' Capital                                                                              28,152,044          28,578,559
                                                                                            ---------------     ---------------
                                                                                           $    28,841,186     $    29,359,746
                                                                                            ===============     ===============

The FHA Loan and GNMA Certificates are collateralized by first mortgage loans on the properties owned by the operating partnerships and are guaranteed or insured as to principal and interest by FHA and GNMA, respectively. The FHA insured mortgage loan is subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The investment in operating partnerships represents the Partnership's limited partnership interest in the deficits of those operating partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances.

If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the related FHA Loan or GNMA Certificate may be repaid by FHA or GNMA, and the Partnership's investment in the operating partnership will be eliminated, resulting in the recognition of a gain on the Partnership's financial statements. If the investments in all operating partnerships were eliminated at March 31, 1995, Partnership capital would increase by $4,411,149 ($1.0887 per BAC).

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1995      March 31, 1994
                                                                                            ---------------     ---------------
Income
 Mortgage and mortgage-backed securities income                                            $       646,596     $       612,850
 Interest income on temporary cash investments
  and U.S. government securities                                                                    47,160              46,840
 Equity in losses of operating partnerships                                                       (181,574)           (216,224)
 Other income                                                                                          950                 350
                                                                                            ---------------     ---------------
                                                                                                   513,132             443,816
Expenses
 Operating and administrative                                                                      119,195             126,509
                                                                                            ---------------     ---------------
Net income                                                                                 $       393,937     $       317,307
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1995      March 31, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $       393,937     $       317,307
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Equity in losses of operating partnerships                                                      181,574             216,224
   Amortization                                                                                     15,594              15,595
   Other non-cash adjustments                                                                      (99,493)           (124,563)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                        491,612             424,563
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments                                                   56,703              23,947
 Acquisition of U.S. government securities                                                      (2,468,945)               -
 Investment in operating partnerships                                                                 -               (209,804)
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (2,412,242)           (185,857)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions                                                                                    (817,717)           (820,458)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                             (2,738,347)           (581,752)
Cash and temporary cash investments at beginning of period                                       3,588,037           6,630,819
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $       849,690     $     6,049,067
                                                                                            ===============     ===============

  Item 2.
CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired: (i) four mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) a first mortgage loan insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. During 1992, the deed to one of the properties was turned over to GNMA in lieu of foreclosure, thus eliminating the Partnership's equity interest. In March 1993, the remaining 85% investment in the GNMA Certificate related to this property was paid in full. Collectively, the remaining GNMA Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the Permanent Investments. The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

The FHA Loan, GNMA Certificates, U.S. government securities and Partnership Equity Investments in operating partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in
Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in operating partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the operating partnerships, since (i) the Partnership holds a majority ownership interest, and (ii) through CS Properties II, Inc., it can influence decisions of the general partners in certain circumstances.

The following FHA Loan, GNMA Certificates and U.S. government securities were owned by the Partnership at March 31, 1995. Interest income from the FHA Loan, GNMA Certificates and U.S. government securities is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest               Maturity             Principal
 Property Name                                 or Insured by                  Rate                   Date               Balance
- -----------------------------------          ---------------             ---------           ------------           -----------
 Crane's Landing                                        GNMA                 8.75%             12-15-2030          $ 10,351,609
 Delta Crossing                                          FHA                 9.10%             10-01-2030             6,614,015
 Monticello Apartments                                  GNMA                 8.75%             11-15-2029             5,399,032
 The Ponds at Georgetown                                GNMA                 9.00%             12-15-2029             5,129,215
 Pools of single family properties                      GNMA                 7.58% (1)       2008 to 2009             1,869,117
 U.S. government securities                  U.S. government                 6.41% (1)         03-31-1996             2,469,027
                                                                                                                    -----------
                                                                                                                   $ 31,832,015
                                                                                                                    ===========
(1)Represents yield to the Partnership.

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                             March 31, 1995      March 31, 1994
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $         .0972     $         .0783
 Return of capital                                                                                    .1053               .1242
                                                                                             --------------      --------------
                                                                                            $         .2025     $         .2025
                                                                                             ==============      ==============
Distributions
 Paid out of cash flow                                                                      $         .1599     $         .1414
 Paid out of reserves                                                                                 .0426               .0611
                                                                                             --------------      --------------
                                                                                            $         .2025     $         .2025
                                                                                             ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1995, $172,644 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at March 31, 1995, was $4,419,714 of which $4,338,144 was invested in government securities.

Asset Quality

The FHA Loan and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA, GNMA and the government securities are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the limited partnerships which own the properties financed by the FHA Loan and GNMA Certificates.

The overall status of the Partnership's investments has remained relatively constant since December 31, 1994.


The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 1995:

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
- -------------------------------------        ------------------               ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                        252                 200                 79%
 Delta Crossing                              Charlotte, NC                          178                 168                 94%
 Monticello Apartments                       Southfield, MI                         106                 105                 99%
 The Ponds at Georgetown                     Ann Arbor, MI                          134                 129                 96%
                                                                              ---------          ----------         -----------
                                                                                    670                 602                 90%
                                                                              =========          ==========         ===========

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1995      March 31, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                          $     1,090,913     $     1,094,337     $        (3,424)
Interest income on temporary cash investments
  and U.S. government securities                                                35,979              49,247             (13,268)
Mortgage-backed securities income                                               49,598                -                 49,598
Other income                                                                    25,974              12,261              13,713
                                                                        ---------------     ---------------     ---------------
                                                                             1,202,464           1,155,845              46,619
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses                                                 476,885             477,741                (856)
Depreciation                                                                   188,196             209,402             (21,206)
Property development and management fees                                         9,391              13,071              (3,680)
Investor servicing                                                              47,418              51,812              (4,394)
Professional fees                                                               12,375              15,350              (2,975)
Other expenses                                                                   2,308               2,253                  55
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    31,204              28,262               2,942
                                                                        ---------------     ---------------     ---------------
                                                                               809,277             839,391             (30,114)
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of operating partnerships                              750                 853                (103)
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       393,937     $       317,307     $        76,630
                                                                        ===============     ===============     ===============

Rental income, net of real estate operating expenses, depreciation and amortization increased by $15,696 from 1994 to 1995 primarily because of a decrease in depreciation due to personal property becoming fully depreciated.

Interest income on temporary cash investments and U.S. government securities decreased $13,268 from 1994 to 1995, primarily due to a decrease in reserves as a result of withdrawals made from the reserve to supplement monthly distributions.

Income of $49,598 was earned in 1995 on mortgage-backed securities that were puchased during the second quarter of 1994. Other income increased $13,713 from 1994 to 1995 due to an increase in income such as garage rentals, washer/dryer and vending income earned by the properties.

Property development and management fees, investor servicing expenses and professional fees decreased from 1994 to 1995 due to overall expense decreases.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1995         CAPITAL SOURCE II L.P.-A

                              By America First Capital
                                  Source II, L.L.C., General
                                  Partner


                              By /s/ Michael Thesing
                                  Michael Thesing
                                  Vice President, Secretary and
                                  Treasurer (Principal Financial
                                  Officer)