Form 10-Q
period 1995-09-30
CAPITAL SOURCE II L P A
filed 1995-11-14
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                             Sept. 30, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             ---------------     ---------------
Assets
 Investment in real estate:
  Land                                                                                      $     2,800,750     $     2,800,750
  Buildings                                                                                      22,960,171          22,960,171
  Personal property                                                                               1,401,467           1,394,617
                                                                                             ---------------     ---------------
                                                                                                 27,162,388          27,155,538
  Less accumulated depreciation                                                                  (4,850,391)         (4,285,544)
                                                                                             ---------------     ---------------
  Net investment in real estate                                                                  22,311,997          22,869,994

 Cash and temporary cash investments, at cost
  which approximates market value (Note 5)                                                          879,317           3,588,037
 Escrow deposits and property reserves                                                            1,208,295             815,583
 Investment in U.S. government securities (Note 5)                                                2,494,537                -
 Investment in mortgage-backed securities (Note 5)                                                1,366,854           1,899,268
 Interest and other receivables                                                                      86,633              31,962
 Deferred mortgage issuance costs                                                                 1,839,483           1,923,094
 Other assets                                                                                       226,325             134,881
                                                                                             ---------------     ---------------
                                                                                            $    30,413,441     $    31,262,819
                                                                                             ===============     ===============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable and accrued expenses                                                     $     1,088,274     $       733,089
  Distribution payable (Note 3)                                                                     546,968             546,968
  Due to general partners and their affiliates (Note 4)                                           1,117,125           1,194,915
                                                                                             ---------------     ---------------
                                                                                                  2,752,367           2,474,972
                                                                                             ---------------     ---------------
 Minority interest                                                                                  206,788             209,288
                                                                                             ---------------     ---------------
 Partners' Capital (Deficit)
  General Partners                                                                                 (291,915)           (280,672)
  Limited Partners ($6.92 per BAC in 1995 and $7.19 in 1994)                                     27,746,201          28,859,231
                                                                                             ---------------     ---------------
                                                                                                 27,454,286          28,578,559
                                                                                             ---------------     ---------------
                                                                                            $    30,413,441     $    31,262,819
                                                                                             ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the        For the Nine        For the Nine
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
                                                     --------------      --------------      --------------      --------------
Income
 Rental income                                      $     1,164,241     $     1,123,166     $     3,375,607     $     3,287,095
 Interest income on temporary cash investments and
  U.S. government securities                                 54,385              45,611             155,851             141,581
 Mortgage-backed securities income                           26,694              37,147              98,079              41,687
 Other income                                                39,749              44,785             100,619             122,237
 Gain on sale of mortgage-backed securities                  15,670                -                 15,670                -
                                                     --------------      --------------      --------------      --------------
                                                          1,300,739           1,250,709           3,745,826           3,592,600
                                                     --------------      --------------      --------------      --------------
Expenses
 Real estate operating expenses                             509,571             453,373           1,453,399           1,365,688
 Depreciation                                               188,455             210,130             564,847             628,389
 Property development and management fees (Note 4)            8,387              12,158              25,952              37,387
 General and administrative expenses (Note 4)
  Investor servicing                                         63,621              54,235             158,354             161,394
  Professional fees                                          11,058              13,525              34,908              43,125
  Other expenses                                              3,317               2,299               7,617               5,750
 Asset management and partnership
  administration fees (Note 4)                               41,500              41,500             124,500             124,500
 Amortization                                                32,998              27,097              95,572              83,388
                                                     --------------      --------------      --------------      --------------
                                                            858,907             814,317           2,465,149           2,449,621
                                                     --------------      --------------      --------------      --------------
Minority interest in losses of
 operating partnerships                                         908               1,386               2,500               3,544
                                                     --------------      --------------      --------------      --------------
Net income                                          $       442,740     $       437,778     $     1,283,177     $     1,146,523
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partners                                   $         4,428     $         4,378     $        12,832     $        11,465
 Limited Partners                                           438,312             433,400           1,270,345           1,135,058
                                                     --------------      --------------      --------------      --------------
                                                    $       442,740     $       437,778     $     1,283,177     $     1,146,523
                                                     ==============      ==============      ==============      ==============
Net income per BAC                                  $         .1093     $         .1081     $         .3167     $         .2830
                                                     ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                            General                Limited
                                                                           Partners               Partners               Total
                                                                     ---------------        ---------------     ---------------
Partners' Capital (excluding net unrealized holding gain)
   Balance at December 31, 1994                                     $      (280,672)       $    28,859,231     $    28,578,559
   Net income                                                                12,832              1,270,345           1,283,177
   Cash distributions paid or accrued (Note 3)                              (24,614)            (2,436,743)         (2,461,357)
                                                                     ---------------        ---------------     ---------------
                                                                           (292,454)            27,692,833          27,400,379
                                                                     ---------------        ---------------     ---------------
Net unrealized holding gain
   Balance at December 31, 1994                                                -                      -                   -
   Net change                                                                   539                 53,368              53,907
                                                                     ---------------        ---------------     ---------------
                                                                                539                 53,368              53,907
                                                                     ---------------        ---------------     ---------------
Balance at September 30, 1995                                       $      (291,915)       $    27,746,201     $    27,454,286
                                                                     ===============        ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     1,283,177     $     1,146,523
 Adjustments to reconcile net income to net cash
  from operating activities
   Depreciation and amortization                                                                   660,419             711,777
   Amortization of discount on government securities                                               (16,659)               (380)
   Property development and management fees                                                         25,952              37,387
   Minority interest in losses of operating partnerships                                            (2,500)             (3,544)
   Increase in interest and other receivables                                                      (54,671)               (950)
   Increase in escrow deposits and property reserves                                              (392,712)           (275,896)
   Decrease (increase) in other assets                                                            (103,405)             72,503
   Increase in accounts payable and accrued expenses                                               355,185             298,160
   Decrease in due to operating partnerships'
    general partners and their affiliates                                                         (103,742)           (445,875)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                      1,651,044           1,539,705
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Acquisition of U.S. government securities                                                      (2,468,945)               -
 Acquisition of mortgage-backed securities                                                            -             (1,959,280)
 Sale of mortgage-backed securities                                                                454,997                -
 Principal payments on mortgage-backed securities                                                  122,391              34,747
 Acquisition of buildings and construction in progress                                                -                 (8,312)
 Acquisition of personal property                                                                   (6,850)            (44,241)
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (1,898,407)         (1,977,086)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions                                                                                  (2,461,357)         (2,461,355)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                             (2,708,720)         (2,898,736)
Cash and temporary cash investments at beginning of period                                       3,588,037           6,630,819
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $       879,317     $     3,732,083
                                                                                            ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

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

	The consolidated financial statements are prepared without audit on the
	accrual basis of accounting in accordance with generally accepted accounting
	principles.  In the opinion of management, all normal and recurring
	adjustments necessary to present fairly the financial position at September 30,
	1995, and results of operations for all periods presented have been made.

 B)Investments in U.S. Government Securities and Mortgage-Backed Securities

	On January 1, 1994, the Partnership adopted Statement of Financial Accounting
	Standard No. 115 "Accounting for Certain Investments in Debt and Equity
	Securities" (FAS 115).  FAS 115 requires that investment securities be
	classified as held-to-maturity, available-for-sale or trading.  Under FAS 115,
	investments classified as held-to-maturity are carried at amortized cost.
	Investments classified as available-for-sale are reported at fair value with
	any unrealized gains or losses excluded from earnings and reflected as a
	separate component of partners' capital.  Subsequent increases and decreases
	in the net unrealized gain/loss on the available for sale securities will be
	reflected as adjustments to the carrying value of the portfolio and
	adjustments to the component of partners' capital.  The Partnership does not
	have investment securities classified as trading.  FAS 115 had no impact to
	partners' capital or earnings prior to June 30, 1995, since all investments
	securities were classified as held-to-maturity.  As described in Note 5, on
	June 30, 1995, the Company reclassified investment securities from the
	held-to-maturity category to the available-for-sale category.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

 C)Depreciation and Amortization

	Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method. Deferred mortgage issuance and organization costs are being amortized over their respective periods of benefit.

 D)Revenue Recognition

	The operating partnerships lease multifamily rental units under operating
	leases with terms of one year or less.  Rental revenue is recognized net of
	any vacancy losses and rental concessions offered.

 E)Income Taxes

	No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 F)Temporary Cash Investments

	Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 G)Net Income per Beneficial Assignment Certificate (BAC)

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

The operating partnerships' general partners provide various on-site property development and management services. Property development and management fees amounted to $25,952 in 1995 ($8,387 for the quarter ended September 30, 1995). Unpaid fees which are non-interest bearing are included in amounts due to operating partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the operating partnerships reach specified performance standards, or upon sale of the related property.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Accrued asset management and partnership administration fees totalled $124,500 during 1995 ($41,500 for the quarter ended September 30, 1995).

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1995 was $206,978 ($63,240 for the quarter ended September 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

5. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at September 30, 1995.

Cash and temporary cash investments                                 $      288,921
Intercompany payable                                                       (66,318)
U.S. government securities                                               2,494,537
GNMA Certificates                                                        1,366,854
                                                                     --------------
Balance at September 30, 1995                                       $    4,083,994
                                                                     ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The U.S. government securities mature in 1996 and the GNMA Certificates mature between 2008 and 2009. On June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. At September 30, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $3,807,484, $53,907 and $3,861,391, respectively.

6.	Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership`s financial statements consolidate the operating partnerships since the Partnership holds a majority ownership interest and, through CS Properties II, Inc. can exercise control over the general partners. In the consolidated financial statements, the Partnership`s investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the operating partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership`s investment in the operating partnership would be eliminated, resulting in the recognition of a gain on the Partnership`s financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the operating partnerships when the net investment is reduced to zero.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in operating partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those operating partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the operating partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all operating partnerships were eliminated at September 30, 1995, Partnership capital would increase by $4,561,605 ($1.13 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the operating partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1995       Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments                                                       $       879,317     $     3,588,037
 Investment in U.S. government securities                                                        2,494,537                -
 Investment in FHA Loan                                                                          6,601,649           6,619,989
 Investment in GNMA Certificates                                                                22,204,824          22,799,369
 Investment in operating partnerships                                                           (4,561,605)         (4,229,575)
 Interest receivable                                                                               279,530             231,156
 Other assets                                                                                      305,768             350,770
                                                                                            ---------------     ---------------
                                                                                           $    28,204,020     $    29,359,746
                                                                                            ===============     ===============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable                                                                         $       202,766     $       234,219
  Distribution payable                                                                             546,968             546,968
                                                                                            ---------------     ---------------
                                                                                                   749,734             781,187
                                                                                            ---------------     ---------------
 Partners' Capital                                                                              27,454,286          28,578,559
                                                                                            ---------------     ---------------
                                                                                           $    28,204,020     $    29,359,746
                                                                                            ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Income
 Mortgage and mortgage-backed securities income                                            $     1,928,143     $     1,878,607
 Interest income on temporary cash investments
  and U.S. government securities                                                                   149,805             136,997
 Equity in losses of operating partnerships                                                       (441,930)           (489,528)
 Other income                                                                                        3,650               2,000
 Gain on sale of mortgage-backed securities                                                         15,670                -
                                                                                            ---------------     ---------------
                                                                                                 1,655,338           1,528,076
Expenses
 Operating and administrative                                                                      372,161             381,553
                                                                                            ---------------     ---------------
Net income                                                                                 $     1,283,177     $     1,146,523
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     1,283,177     $     1,146,523
  Adjustments to reconcile net income to net cash
   from operating activities
   Equity in losses of operating partnerships                                                      441,930             489,528
   Amortization                                                                                     46,782              46,781
   Other non-cash adjustments                                                                      (98,266)            (59,376)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                      1,673,623           1,623,456
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments                                                  202,862             108,249
 Acquisition of U.S. government securities                                                      (2,468,945)               -
 Acquisition of mortgage-backed securities                                                            -             (1,959,280)
 Sale of mortgage-backed securities                                                                454,997                -
 Investment in operating partnerships                                                             (109,900)           (209,806)
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (1,920,986)         (2,060,837)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions                                                                                  (2,461,357)         (2,461,355)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                             (2,708,720)         (2,898,736)
Cash and temporary cash investments at beginning of period                                       3,588,037           6,630,819
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $       879,317     $     3,732,083
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

The following FHA Loan, GNMA Certificates and U.S. government securities were owned by the Partnership at September 30, 1995. Interest income from the FHA Loan, GNMA Certificates and U.S. government securities is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest               Maturity              Carrying
 Property Name                                 or Insured by                  Rate                   Date                 Value
-----------------------------------          ---------------             ---------           ------------           -----------
 Crane's Landing                                        GNMA                 8.75%             12-15-2030          $ 10,331,555
 Delta Crossing                                          FHA                 9.10%             10-01-2030             6,601,649
 Monticello Apartments                                  GNMA                 8.75%             11-15-2029             5,387,455
 The Ponds at Georgetown                                GNMA                 9.00%             12-15-2029             5,118,960
 Pools of single-family properties                      GNMA                 7.58% (1)       2008 to 2009             1,366,854
 U.S. government securities                  U.S. government                 6.41% (1)         03-31-1996             2,494,537
                                                                                                                    -----------
                                                                                                                   $ 31,301,010
                                                                                                                    ===========
(1)Represents yield to the Partnership.

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1995      Sept. 30, 1994
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $         .3167     $         .2830
 Return of capital                                                                                    .2908               .3245
                                                                                             --------------      --------------
                                                                                            $         .6075     $         .6075
                                                                                             ==============      ==============
Distributions
 Paid out of cash flow                                                                      $         .4874     $         .4421
 Paid out of reserves                                                                                 .1201               .1654
                                                                                             --------------      --------------
                                                                                            $         .6075     $         .6075
                                                                                             ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1995, $486,606 was withdrawn from reserves to supplement regular monthly cash distributions ($57,365 for the quarter ended September 30, 1995). The total amount held in reserves at September 30, 1995, was $4,083,994 of which $3,861,391 was invested in GNMA Certificates and U.S. government securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Company has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short or long-term debt financing arrangements or issue additional BACs to meet short-term and long-term liquidity requirements.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1995.


The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 1995:

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                        252                 242                 96%
 Delta Crossing                              Charlotte, NC                          178                 167                 94%
 Monticello Apartments                       Southfield, MI                         106                 106                100%
 The Ponds at Georgetown                     Ann Arbor, MI                          134                 132                 99%
                                                                              ---------          ----------         -----------
                                                                                    670                 647                 97%
                                                                              =========          ==========         ===========

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                          $     1,164,241     $     1,123,166     $        41,075
Interest income on temporary cash investments
  and U.S. government securities                                                54,385              45,611               8,774
Mortgage-backed securities income                                               26,694              37,147             (10,453)
Other income                                                                    39,749              44,785              (5,036)
Gain on sale of mortgage-backed securities                                      15,670                -                 15,670
                                                                        ---------------     ---------------     ---------------
                                                                             1,300,739           1,250,709              50,030
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses                                                 509,571             453,373              56,198
Depreciation                                                                   188,455             210,130             (21,675)
Property development and management fees                                         8,387              12,158              (3,771)
Investor servicing                                                              63,621              54,235               9,386
Professional fees                                                               11,058              13,525              (2,467)
Other expenses                                                                   3,317               2,299               1,018
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    32,998              27,097               5,901
                                                                        ---------------     ---------------     ---------------
                                                                               858,907             814,317              44,590
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of operating partnerships                              908               1,386                (478)
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       442,740     $       437,778     $         4,962
                                                                        ===============     ===============     ===============
                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                          $     3,375,607     $     3,287,095     $        88,512
Interest income on temporary cash investments
  and U.S. government securities                                               155,851             141,581              14,270
Mortgage-backed securities income                                               98,079              41,687              56,392
Other income                                                                   100,619             122,237             (21,618)
Gain on sale of mortgage-backed securities                                      15,670                -                 15,670
                                                                        ---------------     ---------------     ---------------
                                                                             3,745,826           3,592,600             153,226
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses                                               1,453,399           1,365,688              87,711
Depreciation                                                                   564,847             628,389             (63,542)
Property development and management fees                                        25,952              37,387             (11,435)
Investor servicing                                                             158,354             161,394              (3,040)
Professional fees                                                               34,908              43,125              (8,217)
Other expenses                                                                   7,617               5,750               1,867
Asset management and partnership administration fees                           124,500             124,500                -
Amortization                                                                    95,572              83,388              12,184
                                                                        ---------------     ---------------     ---------------
                                                                             2,465,149           2,449,621              15,528
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of operating partnerships                            2,500               3,544              (1,044)
                                                                        ---------------     ---------------     ---------------
Net income                                                             $     1,283,177     $     1,146,523     $       136,654
                                                                        ===============     ===============     ===============

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rental income, net of real estate operating expenses, depreciation and amortization increased $651 and $52,159 for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increases were due to higher rental income primarily due to an increase in rental rates in certain markets and a decrease in depreciation due to certain personal property becoming fully depreciated. The increase in rental income and decrease in depreciation expense during these periods were partially offset by higher overall real estate operating expenses.

Interest income on temporary cash investments and U.S. government securities increased approximately $80,000 for the nine months ended September 30, 1995 (approximately $40,000 for the quarter ended September 30, 1995), due to the acquisition of U.S. government securities in March, 1995. However, these increases were partially offset by a decrease in interest earned on other temporary cash investments due to a decrease in cash reserves resulting from the acquisition of the U.S. government securities and withdrawals from reserves to supplement cash distributions to investors.

Mortgage-backed securities income decreased for the quarter ended September 30, 1995, compared to the same periods in 1994, due to the sale of mortgage-backed securities in July 1995 and to the continued amortization of the principal balances of the GNMA Certificates. The increase for the nine months ended September 30, 1995, compared to the same periods in 1994, is due to the acquisition of mortgage-backed securities during the second quarter of 1994.

Other income consists of income such as garage rentals, washer/dryer and vending income earned by the properties. Other income decreased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

Property development and management fees, investor servicing expenses and professional fees increased by $4,166 for the quarter ended September 30, 1995, compared to the same period in 1994, due to an increase in investor servicing expenses due to the timing of the recording of expenses associated with maintaining and providing investors with Partnership information. The decrease of $20,825 for the nine months ended September 30, 1995, compared to the same period in 1994, is due to overall expense decreases.

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

Dated:  November 13, 1995      CAPITAL SOURCE II L.P.-A

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