Form 10-K405
period 1995-12-31
CAPITAL SOURCE II L P A
filed 1996-04-01
CIK 799410

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

Commission File Number:  0-16862

                           CAPITAL SOURCE II L.P.-A
(Exact name of registrant as specified in its Agreement of Limited Partnership)

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates ("BACs") representing the beneficial assignment of limited partnership interests.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     BACs are not currently traded in any market. Therefore, there is no market price or average bid and asked price for BACs within the 60 days prior to the date of this filing.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   2

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .   3
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   3
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   4
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .   9
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Finacial Disclosure. . . . . . . . . . . . . . . . . . . . . .  . .   9

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   9
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  10
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  11
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  11

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                    PART I

     Item 1. Business. Capital Source II L.P. A (the "Registrant" or the "Partnership") was formed in August 1986 under the Delaware Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests (the "Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives generally are to (i) preserve and protect the Registrant's capital;
(ii) provide quarterly cash distributions to investors; and (iii) achieve increasing current income and long-term capital appreciation through increases in income from the Partnership Equity Investments.

     A total of 4,011,101 beneficial assignment certificates representing beneficial assignment of limited partnership interests in the Registrant ("BACs") were sold at $20 per BAC for total capital contributions of $80,222,020 prior to the payment of certain organization and offering costs.

     The Registrant originally acquired (i) four mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in three states, (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a multifamily housing property located in Charlotte, North Carolina, and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent
Investments." A description of the properties financed by the Registrant through December 31, 1995, appears in Item 7 hereof.

     While principal of and interest on the GNMA Certificates and the FHA Loan are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the Registrant's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competive rental rates. The Registrant's properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

     The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of multifamily real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

     The Registrant has no employees. Certain services are provided to the Registrant by employees of an affiliate of the managing general partner of the Registrant, and the Registrant reimburses such affiliate for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of the managing general partner of the general partner of the Registrant.

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. However, by virtue of Partnership Equity Investments in the Operating Partnerships, the Registrant indirectly owns the four multifamily apartment projects described in the following table:

                                                                        Average
                                                         Number     Square Feet             Federal
Property Name                  Location                of Units        Per Unit           Tax Basis
- --------------------------     -------------------     --------     -----------     ---------------
Crane's Landing                Winter Park, FL              252            751      $     9,110,009
Delta Crossing                 Charlotte, NC                178            880            5,363,404
Monticello Apartments          Southfield, MI               106          1,027            4,411,779
The Ponds at Georgetown        Ann Arbor, MI                134          1,002            4,056,725
                                                       --------                     ---------------
                                                            670                     $    22,941,917
                                                       ========                     ===============

     Depreciation is taken on each property on a straight-line basis over the estimated useful life of the properties ranging from five to 40 years.


     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1995         1994         1993         1992         1991
                                           ----------   ----------   ----------   ----------   ----------
CRANE'S LANDING
Average Occupancy Rate                           89%           90%          96%          95%          89%
Average Effective Annual Rental Per Unit      $6,327        $6,322       $6,718       $6,609       $5,216

DELTA CROSSING
Average Occupancy Rate                           94%           95%          92%          87%          83%
Average Effective Annual Rental Per Unit      $6,866        $6,380       $5,691       $5,328       $5,080

MONTICELLO APARTMENTS
Average Occupancy Rate                           99%           97%          95%          88%          91%
Average Effective Annual Rental Per Unit      $8,630        $8,287       $8,000       $7,363       $7,806

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           95%           95%          90%          88%          88%
Average Effective Annual Rental Per Unit      $9,174        $8,955       $8,398       $7,970       $8,089

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1995 to a vote of the Registrant's security holders.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a)	Market Information.  The BACs are subject to various transfer restrictions imposed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes and, accordingly, there is no public trading market for the BACs.

     (b)	Investors.  The approximate number of BAC Holders on December 31,
1995, was 5,909.

     (c)	Distributions.  Cash distributions are being distributed on a monthly basis to the record holders of BACs as of the last day of each month.  Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1995, and December 31, 1994, equaled $3,248,992 and
$3,248,992, respectively.  The cash distributions paid per BAC during the fiscal years ended December 31, 1995, and December 31, 1994, were as follows:

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1995       December 31, 1994
                   -----------------       -----------------
Income                 $   .4266               $   .3559
Return of Capital          .3834                   .4541
                   -----------------       -----------------
Total                  $   .8100               $   .8100
                   =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Registrant. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                       For the         For the         For the         For the         For the
                                                    Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                 Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992   Dec. 31, 1991
                                                 -------------   -------------   -------------   -------------   -------------
Rental income                                    $   4,656,371   $   4,529,975   $   4,442,657   $   5,674,854   $   5,967,654
Interest income on temporary cash investments
  and U.S. government securities                       218,077         195,309         372,655         154,918         298,063
Mortgage-backed securities income                      123,033    	     78,153         259,294         389,217            -
Other income                                           144,967         161,039         254,238         131,853         187,503
Gain on sale of mortgage-backed securities              15,670            -               -               -               -
Unusual item - gain from disposition of
  Brookridge assets and related liabilities               -	      	       -               -          3,953,659            -
Expenses (including depreciation)                   (3,432,024)     (3,526,029)     (3,674,507)     (4,687,491)     (5,771,083)
Minority interest in losses of
  operating partnerships                                 2,220           3,582           6,243          13,306          19,040
                                                 -------------   -------------   -------------   -------------   -------------
Net income                                       $   1,728,314   $   1,442,029   $   1,660,580   $   5,630,316   $     701,177
                                                 =============   =============   =============   =============   =============
Net income per BAC                               $         .43   $         .36   $         .41   $        1.39   $         .17
                                                 =============   =============   =============   =============   =============
Cash distributions per BAC                       $       .8100   $       .8100   $      4.0702   $      1.0429   $      1.0885
                                                 =============   =============   =============   =============   =============
Total assets                                     $  29,822,282   $  31,262,819   $  33,356,335   $  48,954,681   $  50,402,282
                                                 =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. During 1992, one of the properties was deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this Property. In March 1993, the GNMA Certificate related to this property was paid in full. Collectively, the remaining GNMA Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages and in U.S. government securities ("Reserve Investments"). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

The FHA Loan, GNMA Certificates, U.S. government securities and Partnership Equity Investments in Operating Partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in
Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in Operating Partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the Operating Partnerships, since the Partnership holds a majority ownership interest in each Operating Partnership, and can influence decisions of the general partners in certain circumstances.

The following FHA Loan, GNMA Certificates and U.S. government securities were owned by the Partnership at December 31, 1995. Interest income from the FHA Loan, GNMA Certificates and U.S. government securities is the primary source of cash available for distribution to investors.

                                                 Guaranteed              Interest               Maturity              Carrying
Property Name                                 or Insured by                  Rate                   Date                 Value
- ----------------------------------          ---------------             ---------           ------------          ------------
Crane's Landing                                        GNMA                 8.75%             12-15-2030          $ 10,321,185
Delta Crossing                                          FHA                 9.10%             10-01-2030             6,595,251
Monticello Apartments                                  GNMA                 8.75%             11-15-2029             5,381,469
The Ponds at Georgetown                                GNMA                 9.00%             12-15-2029             5,113,653
Pools of single-family properties                      GNMA                 7.58% (1)       2008 to 2009             1,326,114
U.S. government securities                  U.S. government                 6.41% (1)         03-31-1996             2,512,500
                                                                                                                  ------------
                                                                                                                  $ 31,250,172
                                                                                                                  ============

(1)Represents yield to the Partnership.

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Regular monthly distributions
  Income                                                                $        .4266      $        .3559      $        .4099
  Return of capital                                                              .3834               .4541               .5003
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .9102
                                                                        ==============      ==============      ==============
Special distribution from asset disposition
  Return of capital                                                     $        -          $        -          $       3.1600
                                                                        ==============      ==============      ==============
Total distributions
  Income                                                                $        .4266      $        .3559      $        .4099
  Return of capital                                                              .3834               .4541              3.6603
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $       4.0702
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                 $        .6497      $        .6055      $       4.0702
  Paid out of reserves                                                           .1603               .2045               -
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $       4.0702
                                                                        ==============      ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. During 1995, $649,486 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at December 31, 1995, was $3,898,337 of which $3,838,614 was invested in mortgaged-backed securities and U.S. government securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Company has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short- or long-term debt financing arrangements or issue additional BACs to meet short-term and long-term liquidity requirements.

Asset Quality

The FHA Loan and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the Operating Partnerships.

The following table shows the occupancy levels of the properties financed by the Partnership as of December 31, 1995:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
 ------------------------------------        ------------------              ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                       252                 239                 95%
 Delta Crossing                              Charlotte, NC                         178                 166                 93%
 Monticello Apartments                       Southfield, MI                        106                 104                 98%
 The Ponds at Georgetown                     Ann Arbor, MI                         134                 132                 99%
                                                                             ---------          ----------         -----------
                                                                                   670                 641                 96%
                                                                             =========          ==========         ===========

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 89% during 1995, compared to 90% during 1994. While rental revenues generated by this property during 1995, were approximately the same as during 1994, the net cash flow generated by the property, excluding interest, increased approximately $84,000 from 1994 to 1995, due principally to a decrease in expenses incurred for capital improvements. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1995.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 94% in 1995, compared to 96% in 1994.
Despite the slightly lower average occupancy rate, the net cash flow generated by the property in 1995, excluding interest, increased approximately 13% compared to 1994. This increase is due primarily to an increase in rental income resulting from rental rate increases. Real estate operating expenses for 1995 approximated those of 1994. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1995.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 99% in 1995, compared to 97% in 1994. As a result, rental income increased approximately 3% in 1995, compared to 1994.
The increase in rental income, combined with a decrease of approximately 15% and 13% in repairs and maintenance expenses and administrative expenses, respectively, resulted in an increase in net cash flow generated by this property in 1995, compared to 1994. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1995.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 95% in 1995 and 1994. In the past, the property has relied heavily on university students, who are generally short-term tenants. Recently, aggressive marketing strategies have been implemented which target more long-term tenants, resulting in a stabilization in the property's occupancy. Despite this, the persistent sluggishness of the Ann Arbor rental market is preventing the property from generating sufficient cash flow from operations to fully pay its mortgage obligations, and the mortgage on the property remains in default. Despite the default, the Partnership has continued to receive full payments with respect to the GNMA Certificate, due to the co-insurer's (HUD's) funding of the deficits. The co-insurer has the option to suspend its funding of the property's deficits and assign its mortgage to GNMA, which would result in a return to the Partnership of the outstanding principal balance of the GNMA Certificate and the possible loss of the Partnership Equity Investment in the property. To date, the co-insurer has not indicated plans to suspend funding of the property's deficits. There can be no assurance, however, that the co-insurer will not make such an election in the future if the property remains in default. Excluding interest, the property's net cash flow was approximately 9.7% less in 1995, compared to 1994. This decrease is due to an increase in operating expenses which was partially offset by an increase in rental revenues.

Results of Operations

The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Rental income                                                           $    4,656,371      $    4,529,975      $    4,442,657
Interest income on temporary cash investments
  and U.S. government securities                                               218,077             195,309             372,655
Mortgage-backed securities income                                              123,033              78,153             259,294
Other income                                                                   144,967             161,039             254,238
Gain on sale of mortgage-backed securities                                      15,670                -                   -
                                                                        --------------      --------------      --------------
                                                                             5,158,118           4,964,476           5,328,844
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               2,134,277           2,173,229           2,247,420
Depreciation                                                                   704,155             780,143             838,420
Property development and management fees                                        28,769              35,780              67,708
General and administrative expenses (Note 4)
  Investor servicing                                                           221,174             209,689             181,109
  Professional fees                                                             40,234              32,142              41,295
  Other expenses                                                                10,119               9,181              13,677
Asset management and partnership administration fees                           166,000             166,000             166,000
Amortization                                                                   127,296             119,865             118,878
                                                                        --------------      --------------      --------------
                                                                             3,432,024           3,526,029           3,674,507
                                                                        --------------      --------------      --------------
Minority interest in losses of operating partnerships                            2,220               3,582               6,243
                                                                        --------------      --------------      --------------
Net income                                                              $    1,728,314      $    1,442,029      $    1,660,580
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1994           From 1993
                                                                        --------------      --------------
Rental income                                                           $      126,396      $       87,318
Interest income on temporary cash investments
  and U.S. government securities                                                22,768            (177,346)
Mortgage-backed securities income                                               44,880            (181,141)
Other income                                                                   (16,072)            (93,199)
Gain on sale of mortgage-backed securities                                      15,670                -
                                                                        --------------      --------------
                                                                               193,642           (364,368)
                                                                        --------------      --------------
Real estate operating expenses                                                 (38,952)            (74,191)
Depreciation                                                                   (75,988)            (58,277)
Property development and management fees                                        (7,011)            (31,928)
General and administrative expenses (Note 4)
  Investor servicing                                                            11,485              28,580
  Professional fees                                                              8,092              (9,153)
  Other expenses                                                                   938              (4,496)
Asset management and partnership administration fees                              -                   -
Amortization                                                                     7,431                 987
                                                                        --------------      --------------
                                                                               (94,005)           (148,478)
                                                                        --------------      --------------
Minority interest in losses of operating partnerships                           (1,362)             (2,661)
                                                                        --------------      --------------
Net income                                                              $      286,285      $     (218,551)
                                                                        ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $233,905 from 1994 to 1995. The increase was due to an increase in rental rates in certain markets, a decrease in operating expenses due primarily to a decrease in capital improvement and administrative expenses and a decrease in depreciation due to certain personal property becoming fully depreciated. Rental income, net of real estate operating expenses, depreciation and amortization, increased $218,799 from 1993 to 1994. Rental income increased $87,318 from 1993 to 1994 primarily due to increases in rental and occupancy rates. Real estate operating expenses decreased $74,191 from 1993 to 1994 due to overall expense reductions. See the discussion of each property in the Asset Quality section for additional information.

Interest income on temporary cash investments and U.S. government securities increased $22,768 from 1994 to 1995, due to the acquisition of additional U.S. government securities in March 1995. The effect of the additional acquisitions was partially offset by the elimination of interest earned on other temporary cash investments which were liquidated in order to purchase the additional U.S. government securities and to supplement cash distributions to investors. Interest income on temporary cash investments decreased $177,346 from 1993 to 1994, primarily due to the distribution of the proceeds from the redemption of the GNMA Certificate during 1993 and the reinvestment of the remaining proceeds in pools of single-family properties.

Mortgage-backed securities income increased $44,880 from 1994 to 1995, due to the acquisition of additional mortgage-backed securities during the second quarter of 1994. Interest income on mortgage-backed securities decreased $181,141 from 1993 to 1994. The decrease resulted from the payoff of the GNMA Certificate related to the Brookridge at Newgate property and the related distribution to BAC Holders on July 31, 1993, of a substantial portion of the proceeds. The remaining portion of the proceeds were added to Partnership reserves and invested in pools of single-family properties.

Other income consists of income such as garage rentals, washer/dryer and vending income earned by the properties. Other income decreased $16,072 from 1994 to 1995 and $93,199 from 1993 to 1994.

Investor servicing expenses, professional fees and other expenses increased $20,515 from 1994 to 1995 and investor servicing costs increased $28,580 from 1993 to 1994, due to an increase associated with maintaining and providing investors with Partnership information. Professional fees decreased $9,153 from 1993 to 1994 as a result of a reduction of legal and accounting fees associated with the Operating Partnerships. Property development and management fees decreased $31,928 from 1993 to 1994 and $7,011 from 1994 to 1995 since a substantial portion of these fees related to services performed by the Operating Partnerships' general partners during the initial rent-up phase of operations.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

                                   PART III

     Item 10. Directors and Executive Officers of Registrant. The Registrant has no directors or officers. The general partners of the Registrant are America First Capital Source II, L.L.C., a Delaware limited liability company (the "America First General Partner"), and Insured Mortgage Equities II L.P., a Delaware limited partnership (the "IME II General Partner") (collectively, the America First General Partner and the IME II General Partner are referred to as the "General Partners").

     The following individuals are the officers of the America First General Partner, and each serves for a term of one year.

Name	                       Position Held			                Position Held Since
- -----------------           -----------------------         -------------------
Michael B. Yanney           Chairman and                           1991
                             Chief Executive Officer
Stewart Zimmerman	          President			                           1991
Michael Thesing	            Vice President,		                      1991
                         		  Secretary, Treasurer

     Michael B. Yanney, 62, is the Chairman and Chief Executive Officer of various affiliates of the America First General Partner which manage public investment funds which have raised over $1.3 billion since 1984. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc.,
Lozier Corporation, Mid-America Apartment Communities, Inc., and PKS Information Services Inc..

     Stewart Zimmerman, 51, has been Executive Vice President of affiliates of the America First General Partner since January 1989. In addition, Mr. Zimmerman has served as a consultant to affiliates of the America First General Partner beginning in September 1985. From September 1986 though September 1988, he served as a director and managing director of Security Pacific Merchant Bank and was responsible for ongoing sales, trading and finance group activities. Prior thereto, he served in various capacities with E.F. Hutton & Company Inc. and with Lehman Brothers, where he was responsible for sales and trading of mortgage-backed securities. From 1968 to 1972, Mr. Zimmerman was an officer with Zenith Mortgage Company and Zenith East, a national mortgage banking and brokerage firm engaged in the servicing of single-family and multifamily residential mortgages as well as the financing of real estate properties throughout the United States.

     Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of the America First General Partner since July 1984. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

     The following individuals are the officers and director of CSII Housing, Inc. ("CSII"), the corporate general partner of the IME II General Partner, and each serves for a term of one year.

                                   Director

Name	                       Position Held			                Position Held Since
- ----------------            ------------------------        -------------------
Paul Abbott	                Director		                             1989

                                   Officers

Name	                       Position Held			                Position Held Since
- ----------------            ------------------------        -------------------
Paul Abbott	                President, Chief		                     1989
                           		Operating Officer,
                           		Chief Financial Officer

Donald E. Petrow	           Vice President	                       	1992

Elizabeth I. Rubin          Vice President                         1992

     Paul L. Abbott, 50, is a Managing Director of Lehman Brothers Inc. ("Lehman"), which he joined in 1988. At Lehman, Mr. Abbott is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and, from 1983 to 1987, was a senior officer of The Daseke Group, Inc., a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary.

     Donald E. Petrow, 39, is a First Vice President of Lehman. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federally insured mortgages, tax exempt bonds, residential real estate, cable and energy. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

     Elizabeth I. Rubin is a Vice President of Lehman in the Diversified Asset Group. Ms. Rubin joined Lehman in April 1992. Prior to joining Lehman, she was employed, from September 1988 to April 1992, by the accounting firm of
Kenneth Leventhal and Co.   Ms. Rubin is a Certified Public Accountant and
received a B.S. degree from the State University of New York at Binghamton in 1988.

     Certain officers and directors of the corporate general partner of the IME II General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the market in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

     Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1995, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

     (b)	No director or officer of the America First General Partner or CSII owns any BACs.

     (c)	The IME II General Partner shall assume all authority and
responsibility for the management of the Registrant in the event Mr. Yanney ceases to be a member or the chief executive officer of the America First General Partner. There exists no other arrangement known to the Registrant the operation of which may at any subsequent date result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The members of the America First General Partner are America First Companies L.L.C and Mr. Yanney. The general partner of the IME II General Partner is CSII, which is an affiliate of IME II. Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is (i) a member, director or executive officer of the America First General Partner or CSII, (ii) a nominee for election as a director of CSII, (iii) an owner of more than 5% of the BACs or (iv) a member of the immediate family of any of the foregoing persons.

     During 1995, the Registrant paid or reimbursed the General Partners $281,606 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     The Operating Partnership's general partners provide various on-site property development and management services. Property development and management fees were $28,769 for 1995.

     The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which shall be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee of 0.5% of invested assets will be paid in those years that an 11.5% annual return has been paid to investors on a cumulative basis. Any unpaid amounts will accrue and be payable only after a 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1995, the General Partners earned, and the Registrant incurred $166,000 in such asset management and partnership administration fees.

	                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Reports dated March 28, 1996.

     Consolidated Balance Sheets of Registrant as of December 31, 1995, and December 31, 1994.

     Consolidated Statements of Income of Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

     Consolidated Statements of Partners' Capital of Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

     Consolidated Statements of Cash Flows of Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

     Notes to Consolidated Financial Statements of Registrant.

     Schedule III Real Estate and Accumulated Depreciation for the years ended December 31, 1995, and December 31, 1994.

     2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the Financial Statements filed in response to Item 8 hereof.

     3.	Exhibits.  The following exhibits were filed as required by Item 14(c)
of this report. Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

          4(a).	Agreement of Limited Partnership of Capital Source II L.P.-A
     (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post Effective Amendment No. 4 dated February 5, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

          4(b).	Beneficial Assignment Certificate (incorporated by reference from Exhibit 10(a) to the Registrant's Amendment No. 2 dated January 27, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

          24.	Power of Attorney.

     (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Accountants' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying consolidated balance sheets of Capital Source II L.P.-A and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 28, 1996						                   Coopers & Lybrand L.L.P.










To the Partners
Capital Source II L.P.-A:

Our report on the consolidated financial statements of Capital Source II L.P.-A and subsidiaries is included in this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in Item 14.

In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 28, 1996						                Coopers & Lybrand L.L.P.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750      $    2,800,750
    Buildings                                                                                   22,994,698          22,960,171
    Personal property                                                                            1,495,374           1,394,617
                                                                                            --------------      --------------
                                                                                                27,290,822          27,155,538
    Less accumulated depreciation                                                               (4,989,699)         (4,285,544)
                                                                                            --------------      --------------
    Net investment in real estate                                                               22,301,123          22,869,994

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                       757,381           3,588,037
  Escrow deposits and property reserves                                                            828,470             815,583
  Investment in U.S. government securities (Note 5)                                              2,512,500                -
  Investment in mortgage-backed securities (Note 5)                                              1,326,114           1,899,268
  Interest and other receivables                                                                    59,367              31,962
  Deferred mortgage issuance costs net of accumulated
    amortization of $570,002 in 1995 and $458,757 in 1994                                        1,811,849           1,923,094
  Other assets                                                                                     198,366             134,881
                                                                                            --------------      --------------
                                                                                            $   29,795,170      $   31,262,819
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      852,710      $      733,089
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,084,619           1,194,915
                                                                                            --------------      --------------
                                                                                                 2,484,297           2,474,972
                                                                                            --------------      --------------
  Minority interest                                                                                207,068             209,288
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (295,420)           (280,672)
    Limited Partners ($6.83 per BAC in 1995 and $7.19 in 1994)                                  27,399,225          28,859,231
                                                                                            --------------      --------------
                                                                                                27,103,805          28,578,559
                                                                                            --------------      --------------
                                                                                            $   29,795,170      $   31,262,819
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Income
  Rental income                                                         $    4,656,371      $    4,529,975      $    4,442,657
  Interest income on temporary cash investments
    and U.S. government securities                                             218,077             195,309             372,655
  Mortgage-backed securities income                                            123,033              78,153             259,294
  Other income                                                                 144,967             161,039             254,238
  Gain on sale of mortgage-backed securities                                    15,670                -                   -
                                                                        --------------      --------------      --------------
                                                                             5,158,118           4,964,476           5,328,844
                                                                        --------------      --------------      --------------
Expenses
  Real estate operating expenses                                             2,134,277           2,173,229           2,247,420
  Depreciation                                                                 704,155             780,143             838,420
  Property development and management fees (Note 4)                             28,769              35,780              67,708
  General and administrative expenses (Note 4)
    Investor servicing                                                         221,174             209,689             181,109
    Professional fees                                                           40,234              32,142              41,295
    Other expenses                                                              10,119               9,181              13,677
  Asset management and partnership administration fees (Note 4)                166,000             166,000             166,000
  Amortization                                                                 127,296             119,865             118,878
                                                                        --------------      --------------      --------------
                                                                             3,432,024           3,526,029           3,674,507
                                                                        --------------      --------------      --------------
Minority interest in losses of operating partnerships                            2,220               3,582               6,243
                                                                        --------------      --------------      --------------
Net income                                                              $    1,728,314      $    1,442,029      $    1,660,580
                                                                        ==============      ==============      ==============
Net income allocated to:
  General Partners                                                      $       17,283      $       14,420      $       16,606
  Limited Holders                                                            1,711,031           1,427,609           1,643,974
                                                                        --------------      --------------      --------------
                                                                        $    1,728,314      $    1,442,029      $    1,660,580
                                                                        ==============      ==============      ==============
Net income per BAC                                                      $          .43      $          .36      $          .41
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1992 TO DECEMBER 31, 1995

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1992                                          $     (113,971)     $   45,362,627      $   45,248,656
  Net income                                                                    16,606           1,643,974           1,660,580
  Cash distributions paid or accrued (Note 3)                                 (164,909)        (16,325,987)        (16,490,896)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1993                                                (262,274)         30,680,614          30,418,340
  Net income                                                                    14,420           1,427,609           1,442,029
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1994                                                (280,672)         28,859,231          28,578,559
  Net income                                                                    17,283           1,711,031           1,728,314
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
                                                                              (296,207)         27,321,270          27,025,063
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1994                                                    -                   -                   -
  Net change                                                                       787              77,955              78,742
                                                                        --------------      --------------      --------------
                                                                                   787              77,955              78,742
                                                                        --------------      --------------      --------------
Balance at December 31, 1995                                            $     (295,420)     $   27,399,225      $   27,103,805
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    1,728,314      $    1,442,029      $    1,660,580
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                            831,451             900,008             957,298
      Amortization of discount on government securities                        (25,076)               (664)               -
      Property development and management fees                                  28,769              35,780              67,708
      Minority interest in losses of operating partnerships                     (2,220)             (3,582)             (6,243)
      Gain on sale of mortgage-backed securities                               (15,670)               -                   -
      Increase in interest and other receivables                               (27,405)             (2,012)             (8,720)
      Decrease (increase) in escrow deposits and property reserves             (12,887)            136,576             426,624
      Decrease (increase) in other assets                                      (79,536)             19,396              46,825
      Increase in accounts payable and accrued expenses                        119,621             122,916             137,979
      Decrease in due to operating partnerships'
        general partners and their affiliates                                 (139,065)           (408,849)           (832,158)
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                2,406,296           2,241,598           2,449,893
                                                                        --------------      --------------      --------------
Cash flows from investing activities
  Acquisition of U.S. government securities                                 (2,468,945)               -                   -
  Disposition (acquisition) of mortgage-backed securities                         -             (1,959,280)         17,787,781
  Sale of mortgage-backed securities                                           470,667                -                   -
  Principal payments on mortgage-backed securities                             178,420              60,676                -
  Acquisition of buildings and construction in progress                        (34,527)            (15,811)               -
  Acquisition of personal property                                            (100,757)            (74,596)            (20,739)
  Increase in deferred costs                                                      -                (13,559)               -
                                                                        --------------      --------------      --------------
    Net cash provided by (used in) investing activities                     (1,955,142)         (2,002,570)         17,767,042
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions                                                             (3,281,810)         (3,281,810)        (16,626,212)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments              (2,830,656)         (3,042,782)          3,590,723
Cash and temporary cash investments at beginning of year                     3,588,037           6,630,819           3,040,096
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $      757,381      $    3,588,037      $    6,630,819
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

1. Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II, L.L.C. (the General Partners).

The Partnership provided virtually 100% of the debt and equity financing for five multifamily rental housing properties. The Partnership's investment in the properties consisted of: (i) approximately 85% in the form of permanent mortgages and/or loans to fund construction, and (ii) the balance to purchase up to a 99% limited partnership interest in the Operating Partnerships which developed, own and operate the properties. Each loan is insured or guaranteed, in an amount substantially equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). The Partnership has been repaid by GNMA on one of its GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure thus eliminating the Partnership's Equity Investment. The four remaining Operating Partnerships are geographically located as follows: (i) two in Michigan; and, (ii) one each in Florida and North Carolina.

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

2. Summary of Significant Accounting Policies

 A)Method of Accounting
   The consolidated financial statements include the accounts of the
  	Partnership and four subsidiary Operating Partnerships.  The Partnership
	  is a limited partner with an ownership interest in three of the subsidiary
	  Operating Partnerships of up to 99%.  The Partnership's ownership interest
	  in The Ponds at Georgetown L.P. is 68.70%.  The remaining limited partner
	  interest of 30.29% is owned by Capital Source L.P., an affiliate of the
	  General Partners.  All significant intercompany accounts and transactions
	  have been eliminated in consolidation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B)Investment in Real Estate
   The Partnership's investment in real estate is carried at cost less accumulated depreciation. The carrying value of each property does not exceed net realizable value.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

 C)Investments in U.S. Government Securities and Mortgage-Backed Securities
   On January 1, 1994, the Partnership adopted Statement of Financial
   Accounting Standard No. 115 "Accounting for Certain Investments in Debt
   and Equity Securities" (FAS 115).  FAS 115 requires that investment
   securities be 	classified as held-to-maturity, available-for-sale or
   trading.  Under FAS 115,	investments classified as held-to-maturity are
   carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital.
   Subsequent increases and decreases	in the net unrealized gain/loss on the
   available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of
   partners' capital.  The Partnership does not	have investment securities
   classified as trading.  FAS 115 had no impact to	partners' capital or
   earnings prior to June 30, 1995, since all investments securities were classified as held-to-maturity. As described in Note 5, on June 30, 1995,
   the Company reclassified investment securities from the	held-to-maturity
   category to the available-for-sale category.

 D)Depreciation and Amortization

  	Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method. Deferred mortgage issuance costs are being amortized using the effective yield method over the 40 year term of the respective loan.

 E)Revenue Recognition
  	The Operating Partnerships lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized net
   of	any vacancy losses and rental concessions offered.

 F)Income Taxes
  	No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $7,549,032 and $7,996,457 at December 31, 1995, and December 31, 1994, respectively.

 G)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Statement of
   Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Partnership plans to adopt this Statement in 1996. The Partnership anticipates that the adoption of this Statement will not have a material impact on the financial statements.

 I)Net Income per Beneficial Assignment Certificate (BAC)
  	Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) for all periods presented.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

The Operating Partnerships' general partners provide various on-site property development and management services. Property development and management fees for the years ended December 31, 1995, 1994 and 1993 amounted to $28,769, $35,780 and $67,708, respectively. Unpaid fees, which are non-interest bearing, are included in amounts due to Operating Partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees for the years ended December 31, 1995, 1994 and 1993 amounted to $166,000 for each year.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the years ended December 31, 1995, 1994 and 1993 amounted to $281,606, $250,222 and
$251,711, respectively. These amounts are presented on a cash basis and do not reflect accruals made at each year end.

Amounts due to Operating Partnerships' general partners and their affiliates on December 31, 1995 and 1994, is comprised of the following:

                                                                                                      1995                1994
                                                                                            --------------      --------------
Unpaid property development and management fees                                             $       81,925      $      280,201
Operating deficit and construction loans                                                           874,194             786,214
Unpaid asset management and partnership administrative fees                                        128,500             128,500
                                                                                            --------------      --------------
                                                                                            $    1,084,619      $    1,194,915
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following:

                                                     Dec. 31, 1995
                                                    --------------
Cash and temporary cash investments                 $       59,723
U.S. government securities                               2,512,500
GNMA Certificates                                        1,326,114
                                                    --------------
Balance at end of year                              $    3,898,337
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

During the quarter ended June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and aggregate fair value of the securities transferred were $4,283,759, $67,199 and $4,350,958, respectively.

During the quarter ended September 30, 1995, the Partnership sold a portion of the securities in the available-for-sale portfolio. The total amortized cost and realized gain for sales of securities classified as available-for-sale were $454,997 and $15,670, respectively.

At December 31, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $3,759,872, $78,742 and $3,838,614, respectively. At December 31, 1994, the total amortized cost, gross unrealized holding losses and aggregate fair value of held-to-maturity securities were $1,899,268, $56,914 and $1,842,354.

6. Parent Company Financial Information Only

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at December 31, 1995, Partnership capital would increase by $4,674,357 ($1.15 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                                      1995                1994
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $      757,381      $    3,588,037
  Investment in U.S. government securities                                                       2,512,500                -
  Investment in FHA Loan                                                                         6,595,251           6,619,989
  Investment in GNMA Certificate                                                                22,142,421          22,799,369
  Investment in operating partnerships                                                          (4,674,357)         (4,229,575)
  Interest receivable                                                                              246,315             231,156
  Other assets                                                                                     287,899             350,770
                                                                                            --------------      --------------
                                                                                            $   27,867,410      $   29,359,746
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      216,637      $      234,219
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   763,605             781,187
                                                                                            --------------      --------------
  Partners' Capital                                                                             27,103,805          28,578,559
                                                                                            --------------      --------------
                                                                                            $   27,867,410      $   29,359,746
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Income

                                                                                                      1995                1994
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities interest                                          $    2,561,901      $    2,526,266
  Interest income on temporary cash investments
    and U.S. government securities                                                                 200,678             181,315
  Equity in losses of operating partnerships                                                      (554,682)           (789,064)
  Other income                                                                                       4,650               2,900
  Gain on sale of mortgage-backed securities                                                        15,670                -
                                                                                            ---------------     ---------------
                                                                                                 2,228,217           1,921,417
Expenses
  Operating and administrative                                                                     499,903             479,388
                                                                                            ---------------     ---------------
Net income                                                                                 $     1,728,314     $     1,442,029
                                                                                            ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                      1995                1994
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,728,314      $    1,442,029
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of operating partnerships                                                   554,682             789,064
      Amortization                                                                                  62,376              62,376
      Gain on sale of mortgage-backed securities                                                   (15,670)               -
      Other non-cash adjustments                                                                   (57,322)            (45,164)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,272,380           2,248,305
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 286,952             159,808
  Acquisition of U.S. government securities                                                     (2,468,945)               -
  Acquisition of mortgage-backed securities                                                           -             (1,959,280)
  Sale of mortgage-backed securities                                                               470,667                -
  Investment in operating partnerships                                                            (109,900)           (209,805)
                                                                                            --------------      --------------
    Net cash used in investing activities                                                       (1,821,226)         (2,009,277)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (3,281,810)         (3,281,810)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                             (2,830,656)         (3,042,782)
Cash and temporary cash investments at beginning of year                                         3,588,037           6,630,819
                                                                                            --------------      --------------
Cash and temporary cash investments at end of year                                          $      757,381      $    3,588,037
                                                                                            ==============      ==============

7.  Disposition of Brookridge at Newgate

The Brookridge at Newgate property was not able to generate sufficient cash flows to service its mortgage loan. The property defaulted on its debt and on October 22, 1992, the Partnership deeded the property to the co-insurer, thereby eliminating the Partnership's equity in the property. The Partnership continued to hold the GNMA Certificate related to the property until March 1993, at which time the Partnership's investment in the GNMA Certificate was paid in full. The GNMA Certificate generated interest income of $259,294 for the Partnership in 1993.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in U.S. government securities and mortgage-backed securities:
  Fair values are based on amounts obtained from an independent pricing source.

                                                                               At December 31, 1995
                                                                        ----------------------------------
                                                                             Carrying            Estimated
                                                                               Amount           Fair Value
                                                                        --------------      --------------
Cash and temporary cash investments                                     $      757,381      $      757,381
Investment in U.S. government securities                                     2,512,500           2,512,500
Investment in mortgage-backed securities                                     1,326,114           1,326,114

9. Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1995, to December 31, 1995                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,202,464      $    1,242,623      $    1,300,739      $    1,412,292
Total expenses                                            (809,277)           (796,965)           (858,907)           (966,875)
Minority interest in losses of
  operating partnerships                                       750                 842                 908                (280)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      393,937      $      446,500      $      442,740      $      445,137
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .10                 .11      $          .11      $          .11
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1994, to December 31, 1994                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,155,845      $    1,186,046      $    1,250,709      $    1,371,876
Total expenses                                            (839,391)           (795,913)           (814,317)         (1,076,408)
Minority interest in losses of
  operating partnerships                                       853               1,305               1,386                  38
                                                    --------------      --------------      --------------      --------------
Net income                                          $      317,307      $      391,438      $      437,778      $      295,506
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .08      $          .10      $          .11      $          .07
                                                    ==============      ==============      ==============      ==============

SCHEDULE III

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

                                                                                                       Life on
                                                                                                         Which
                                            Number                       Date of           Date   Depreciation
Property               Location           of Units   Encumbrances   Construction       Acquired    is Computed
- --------------------   ----------------   --------   ------------   ------------   ------------   ------------
Ponds at Georgetown    Ann Arbor, MI           134        (a)               1989            N/A   5 - 40 years
Monticello             Southfield, MI          106        (a)               1989            N/A   5 - 40 years
Delta Crossing         Charlotte, NC           178        (a)               1989            N/A   5 - 40 years
Crane's Landing        Winter Park, FL         252        (a)               1990            N/A   5 - 40 years

                                                    Costs Capitalized
                              Intial Cost              Subsequent            Gross Amount at December 31, 1994
                            to Partnership           to Acquisition
                     --------------------------  -----------------------  ----------------------------------------
                                                                                          Buildings,
                                                                                        Improvements
                                                                Carrying                and Personal                 Accumulated
                                                                   Costs          Land      Property         Total  Depreciation
Property                     Land      Property  Improvements        (b)           (c)           (d)   (c) and (d)           (e)
- -------------------  ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
Ponds at Georgetown  $    261,440  $    269,094  $  4,246,230  $  55,523  $    396,621  $  4,435,666  $  4,832,287  $  (861,154)
Monticello                402,933       363,117     4,683,322     88,306       411,566     5,126,112     5,537,678   (1,164,536)
Delta Crossing            700,000       461,011     5,491,589     69,565       960,861     5,761,304     6,722,165   (1,014,757)
Crane's Landing           978,902       206,060     8,805,506     72,940     1,031,702     9,031,706    10,063,408   (1,245,097)
                     ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
                     $  2,343,275  $  1,299,282  $ 23,226,647  $ 286,334  $  2,800,750  $ 24,354,788  $ 27,155,538  $(4,285,544)
                     ============  ============  ============  =========  ============  ============  ============  ============

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

                                                                                                       Life on
                                                                                                         Which
                                            Number                       Date of           Date   Depreciation
Property               Location           of Units   Encumbrances   Construction       Acquired    is Computed
- --------------------   ----------------   --------   ------------   ------------   ------------   ------------
Ponds at Georgetown    Ann Arbor, MI           134        (a)               1989            N/A   5 - 40 years
Monticello             Southfield, MI          106        (a)               1989            N/A   5 - 40 years
Delta Crossing         Charlotte, NC           178        (a)               1989            N/A   5 - 40 years
Crane's Landing        Winter Park, FL         252        (a)               1990            N/A   5 - 40 years

                                                    Costs Capitalized
                              Intial Cost              Subsequent            Gross Amount at December 31, 1995
                            to Partnership           to Acquisition
                     --------------------------  -----------------------  ----------------------------------------
                                                                                          Buildings,
                                                                                        Improvements
                                                                Carrying                and Personal                 Accumulated
                                                                   Costs          Land      Property         Total  Depreciation
Property                     Land      Property  Improvements        (b)           (c)           (d)   (c) and (d)           (e)
- -------------------  ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
Ponds at Georgetown  $    261,440  $    269,094  $  4,246,230  $  55,523  $    396,621  $  4,435,666  $  4,832,287  $  (965,318)
Monticello                402,933       363,117     4,683,322     88,306       411,566     5,126,112     5,537,678   (1,308,186)
Delta Crossing            700,000       461,011     5,580,985     69,565       960,861     5,850,700     6,811,561   (1,222,608)
Crane's Landing           978,902       206,060     8,851,394     72,940     1,031,702     9,077,594    10,109,296   (1,493,587)
                     ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
                     $  2,343,275  $  1,299,282  $ 23,361,931  $ 286,334  $  2,800,750  $ 24,490,072  $ 27,290,822  $(4,989,699)
                     ============  ============  ============  =========  ============  ============  ============  ============

SCHEDULE III

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995, 1994 and 1993

(a) The Partnership has no encumbrances against this property. Encumbrances recorded by the Operating Partnerships are eliminated in the consolidated financial statements of the Partnership.

(b) Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.

(d)  Reconciliation of Real Estate:

                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Balance - beginning of year                                             $   27,155,538      $   27,065,131      $   27,044,392
Acquisitions                                                                   135,284              90,407              20,739
                                                                        --------------      --------------      --------------
Balance - end of year                                                   $   27,290,822      $   27,155,538      $   27,065,131
                                                                        ==============      ==============      ==============

(e)  Reconciliation of Accumulated Depreciation:

                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Balance - beginning of year                                             $    4,285,544      $    3,505,401      $    2,666,981
Depreciation expense                                                           704,155             780,143             838,420
                                                                        --------------      --------------      --------------
Balance - end of year                                                   $    4,989,699      $    4,285,544      $    3,505,401
                                                                        ==============      ==============      ==============

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITAL SOURCE II L.P. A

                           By	America First Capital
                            		Source II, L.L.C., General
                               Partner


                           By	/s/ Michael Thesing
                           			Michael Thesing,
                            		Vice President

Date:  March 29, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996	     By	/s/ Michael B. Yanney*
                           			Michael B. Yanney,
                           			Chairman and Chief
                            			Executive Officer (Principal Executive Officer)


Date:  March 29, 1996	     By	/s/ Michael Thesing
                           			Michael Thesing, Vice
                               President, Secretary and
                            			Treasurer (Principal Financial Officer)


*By Michael Thesing,
    Attorney in Fact



/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney