Form 10-Q
period 1996-03-31
CAPITAL SOURCE II L P A
filed 1996-05-16
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
CAPITAL SOURCE II L.P.-A
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,011,123          22,994,698
    Personal property                                                                            1,506,066           1,495,374
                                                                                            --------------       -------------
                                                                                                27,317,939          27,290,822
    Less accumulated depreciation                                                               (5,159,344)         (4,989,699)
                                                                                            --------------       -------------
    Net investment in real estate                                                               22,158,595          22,301,123

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     2,955,027             757,381
  Escrow deposits and property reserves                                                            994,198             828,470
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in mortgage-backed securities (Note 5)                                              1,280,238           1,326,114
  Interest and other receivables                                                                    17,489              59,367
  Deferred mortgage issuance costs net of accumulated
    amortization of $597,696 in 1996 and $570,002 in 1995                                        1,784,155           1,811,849
  Other assets                                                                                     191,801             198,366
                                                                                            --------------      --------------
                                                                                            $   29,381,503      $   29,795,170
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      861,139      $      852,710
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,001,313           1,084,619
                                                                                            --------------      --------------
                                                                                                 2,409,420           2,484,297
                                                                                            --------------      --------------
  Minority interest                                                                                206,715             207,068
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (298,804)           (295,420)
    Limited Partners ($6.75 per BAC in 1996 and $6.83 in 1995)                                  27,064,172          27,399,225
                                                                                            --------------      --------------
                                                                                                26,765,368          27,103,805
                                                                                            --------------      --------------
                                                                                            $   29,381,503      $   29,795,170
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Income
  Rental income                                                                             $    1,206,419      $    1,090,913
  Interest income on temporary cash investments and
    U.S. government securities                                                                      49,628              49,598
  Mortgage-backed securities income                                                                 23,945              35,979
  Other income                                                                                      34,157              25,974
                                                                                            --------------      --------------
                                                                                                 1,314,149           1,202,464
                                                                                            --------------      --------------
Expenses
  Real estate operating expenses                                                                   472,591             476,885
  Depreciation                                                                                     169,645             188,196
  Property development and management fees (Note 4)                                                   -                  9,391
  General and administrative expenses (Note 4)
    Investor servicing                                                                              66,620              47,418
    Professional fees                                                                               12,450              12,375
    Other expenses                                                                                   4,337               2,308
  Asset management and partnership administration fee (Note 4)                                      41,500              41,500
  Amortization                                                                                      27,694              31,204
                                                                                            --------------      --------------
                                                                                                   794,837             809,277
                                                                                            --------------      --------------
Minority interest in losses of Operating Partnerships                                                  353                 750
                                                                                            --------------      --------------
Net income                                                                                  $      519,665      $      393,937
                                                                                            ==============      ==============
Net income allocated to:
  General Partners                                                                          $        5,197      $        3,939
  Limited Partners                                                                                 514,468             389,998
                                                                                            --------------      --------------
                                                                                            $      519,665      $      393,937
                                                                                            ==============      ==============
Net income per BAC                                                                          $          .13      $          .10
                                                                                            ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1995                                          $     (296,207)     $   27,321,270      $   27,025,063
  Net income                                                                     5,197             514,468             519,665
  Cash distributions paid or accrued (Note 3)                                   (8,205)         (  812,247)         (  820,452)
                                                                        --------------      --------------      --------------
                                                                              (299,215)         27,023,491          26,724,276
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1995                                                     787              77,955              78,742
  Net change                                                                      (376)            (37,274)            (37,650)
                                                                        --------------      --------------      --------------
                                                                                   411              40,681              41,092
                                                                        --------------      --------------      --------------
Balance at March 31, 1996                                               $     (298,804)     $   27,064,172      $   26,765,368
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      519,665      $      393,937
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                197,339             219,400
      Amortization of discount on government securities                                             (8,247)               (415)
      Property development and management fees                                                        -                  9,391
      Minority interest in losses of Operating Partnerships                                           (353)               (750)
      Decrease in interest and other receivables                                                    41,878                 687
      Increase in escrow deposits and property reserves                                           (165,728)           (121,272)
      Decrease (increase) in other assets                                                            6,565             (10,351)
      Increase in accounts payable and accrued expenses                                              8,429             198,218
      Decrease in due to Operating Partnerships'
        general partners and their affiliates                                                      (83,306)           (170,728)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      516,242             518,117
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         2,500,000                -
  Principal payments on mortgage-backed securities                                                  28,973              30,484
  Acquisition of U.S. government securities                                                           -             (2,468,945)
  Acquisition of buildings and construction in progress                                            (16,425)               -
  Acquisition of personal property                                                                 (10,692)               (286)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,501,856          (2,438,747)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (817,717)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   2,197,646          (2,738,347)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,955,027      $      849,690
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
   December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)


 C)Investments in U.S. Government Securities and Mortgage-Backed Securities
   Investment securities are	classified as held-to-maturity, available-for-
   sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital.  Subsequent
   increases and decreases	in the net unrealized gain/loss on the available-
   for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital.  The
   Partnership does not	have investment securities classified as trading.

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

 H)New Accounting Pronouncement
   On January 1, 1996, the Partnership adoptes Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the financial statements.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred in 1996. Unpaid fees which are non-interest bearing are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $41,500 were incurred during 1996.

Amounts due to general partners and their affiliates consisted of the following at March 31, 1996:

Unpaid property development and management fees                 $       85,619
Operating deficit and construction loans                               874,194
Unpaid asset management and partnership administrative fees             41,500
                                                                --------------
                                                                $    1,001,313
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1996 was $107,470. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1996:

Cash and temporary cash investments                             $    2,320,502
GNMA Certificates                                                    1,280,238
                                                                --------------
                                                                $    3,600,740
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At March 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,239,146, $41,092 and $1,280,238, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1996, Partnership capital would increase by $4,693,706 ($1.16 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            March 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    2,955,027      $      757,381
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in FHA Loan                                                                         6,588,703           6,595,251
  Investment in GNMA Certificates                                                               22,074,388          22,142,421
  Investment in Operating Partnerships                                                          (4,693,706)         (4,674,357)
  Interest receivable                                                                              212,358             246,315
  Other assets                                                                                     278,780             287,899
                                                                                            --------------      --------------
                                                                                            $   27,415,550      $   27,867,410
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      103,214      $      216,637
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   650,182             763,605
                                                                                            --------------      --------------
  Partners' Capital                                                                             26,765,368          27,103,805
                                                                                            --------------      --------------
                                                                                            $   27,415,550      $   27,867,410
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $      632,116      $      646,596
  Interest income on temporary cash investments
    and U.S. government securities                                                                  46,549              47,160
  Equity in losses of Operating Partnerships                                                       (19,349)           (181,574)
  Other income                                                                                         850                 950
                                                                                            --------------      --------------
                                                                                                   660,166             513,132
Expenses
  Operating and administrative                                                                     140,501             119,195
                                                                                            --------------      --------------
Net income                                                                                  $      519,665      $      393,937
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      519,665      $      393,937
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Equity in losses of Operating Partnerships                                                    19,349             181,574
      Amortization                                                                                  15,594              15,594
      Other non-cash adjustments                                                                   (94,188)            (99,493)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      460,420             491,612
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                  57,678              56,703
  Maturity (acquisition) of U.S. government securities                                           2,500,000          (2,468,945)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,557,678          (2,412,242)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (817,717)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   2,197,646          (2,738,347)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,955,027      $      849,690
                                                                                            ==============      ==============

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The FHA Loan, GNMA Certificates and Partnership Equity Investments in Operating Partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in Operating Partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the Operating Partnerships, since the Partnership holds a majority ownership interest in each Operating Partnership, and can influence decisions of the general partners in certain circumstances.

The following FHA Loan and GNMA Certificates were owned by the Partnership at March 31, 1996. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
- -----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,310,580
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,588,703
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,375,349
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,108,221
Pools of single family properties                       GNMA                 7.58% (1)        2008 to 2009           1,280,238
                                                                                                                --------------
                                                                                                                $   28,663,091
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1283      $        .0972
  Return of capital                                                                                  .0742               .1053
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1511      $        .1599
  Paid out of reserves                                                                               .0514               .0426
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1996, $208,166 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at March 31, 1996, was $3,600,740 of which $1,280,238 was invested in government securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

The overall status of the Partnership's investments has remained relatively constant since December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 1996:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
- -------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 238                 94%
Delta Crossing                               Charlotte, NC                          178                 169                 95%
Monticello Apartments                        Southfield, MI                         106                 102                 96%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 130                 97%
                                                                              ---------          ----------         ----------
                                                                                    670                 639                 95%
                                                                              =========          ==========         ==========

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1996      March 31, 1995           From 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,206,419      $    1,090,913      $      115,506
Interest income on temporary cash investments
  and U.S. government securities                                                49,628              49,598                  30
Mortgage-backed securities income                                               23,945              35,979             (12,034)
Other income                                                                    34,157              25,974               8,183
                                                                        --------------      --------------      --------------
                                                                             1,314,149           1,202,464             111,685
                                                                        --------------      --------------      --------------
Real estate operating expenses                                                 472,591             476,885              (4,294)
Depreciation                                                                   169,645             188,196             (18,551)
Property development and management fees                                          -                  9,391              (9,391)
Investor servicing                                                              66,620              47,418              19,202
Professional fees                                                               12,450              12,375                  75
Other expenses                                                                   4,337               2,308               2,029
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,694              31,204              (3,510)
                                                                        --------------      --------------      --------------
                                                                               794,837             809,277             (14,440)
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              353                 750                (397)
                                                                        --------------      --------------      --------------
Net income                                                              $      519,665      $      393,937      $      125,728
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $141,861 for the quarter ended March 31, 1996, compared to the same period in 1995. Rental income increased for the quarter ended March 31, 1996, compared to the same period in 1995, primarily due to an increase of approximately 14% in the average occupancy of Crane's Landing.
The occupancy of Crane's Landing has been improving since construction on the road adjacent to the property was completed during the third quarter of 1995.

Mortgage-backed securities income decreased for the quarter ended March 31, 1996, compared to the same period in 1995, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income increased for the quarter ended March 31, 1996, compared to the same period in 1995, due to an increase in income such as garage rentals, washer/dryer and vending income earned by the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property development and management fees decreased for the quarter ended March 31, 1996, compared to the same period in 1995, as the general partners of the Operating Partnerships did not perform services to earn such fees during the first quarter of 1996. Investor servicing expenses increased for the quarter ended March 31, 1996, compared to the same period in 1995, due primarily to an increase in salaries and related expenses.

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

Date:  May 15, 1996