Form 10-Q
period 1996-06-30
CAPITAL SOURCE II L P A
filed 1996-08-13
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,053,011          22,994,698
    Personal property                                                                            1,519,474           1,495,374
                                                                                            --------------       -------------
                                                                                                27,373,235          27,290,822
    Less accumulated depreciation                                                               (5,329,543)         (4,989,699)
                                                                                            --------------       -------------
    Net investment in real estate                                                               22,043,692          22,301,123

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     2,769,651             757,381
  Escrow deposits and property reserves                                                          1,124,627             828,470
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in mortgage-backed securities (Note 5)                                              1,223,777           1,326,114
  Interest and other receivables                                                                    38,462              59,367
  Deferred mortgage issuance costs net of accumulated
    amortization of $625,389 in 1996 and $570,002 in 1995                                        1,756,462           1,811,849
  Other assets                                                                                     166,152             198,366
                                                                                            --------------      --------------
                                                                                            $   29,122,823      $   29,795,170
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      884,830      $      852,710
    Distribution payable (Note 3)                                                                  549,703             546,968
    Due to general partners and their affiliates (Note 4)                                        1,046,507           1,084,619
                                                                                            --------------      --------------
                                                                                                 2,481,040           2,484,297
                                                                                            --------------      --------------
  Minority interest                                                                                206,571             207,068
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (302,106)           (295,420)
    Limited Partners ($6.67 per BAC in 1996 and $6.83 in 1995)                                  26,737,318          27,399,225
                                                                                            --------------      --------------
                                                                                                26,435,212          27,103,805
                                                                                            --------------      --------------
                                                                                            $   29,122,823      $   29,795,170
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
  Rental income                                     $    1,200,246      $    1,120,453      $    2,406,665      $    2,211,366
  Interest income on temporary cash investments
    and U.S. government securities                          44,435              51,868              94,063             101,466
  Mortgage-backed securities income                         23,339              35,406              47,284              71,385
  Other income                                              34,190              34,896              68,347              60,870
                                                    --------------      --------------      --------------      --------------
                                                         1,302,210           1,242,623           2,616,359           2,445,087
                                                    --------------      --------------      --------------      --------------
Expenses
  Real estate operating expenses                           473,976             466,943             946,567             943,828
  Depreciation                                             170,199             188,196             339,844             376,392
  Property development and management fees (Note 4)           -                  8,174                -                 17,565
  General and administrative expenses (Note 4)
    Investor servicing                                      65,223              47,315             131,843              94,733
    Professional fees                                       13,018              11,475              25,468              23,850
    Other expenses                                           6,573               1,992              10,910               4,300
  Asset management and partnership
    administration fees (Note 4)                            41,500              41,500              83,000              83,000
  Amortization                                              27,693              31,370              55,387              62,574
                                                    --------------      --------------      --------------      --------------
                                                           798,182             796,965           1,593,019           1,606,242
                                                    --------------      --------------      --------------      --------------
Minority interest in losses of
  Operating Partnerships                                       144                 842                 497               1,592
                                                    --------------      --------------      --------------      --------------
Net income                                          $      504,172      $      446,500      $    1,023,837      $      840,437
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partners                                  $        5,041      $        4,465      $       10,238      $        8,404
  Limited Partners                                         499,131             442,035           1,013,599             832,033
                                                    --------------      --------------      --------------      --------------
                                                    $      504,172      $      446,500      $    1,023,837      $      840,437
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .12      $          .11      $          .25      $          .21
                                                    ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1995                                          $     (296,207)     $   27,321,270      $   27,025,063
  Net income                                                                    10,238           1,013,599           1,023,837
  Cash distributions paid or accrued (Note 3)                                  (16,409)         (1,624,496)         (1,640,905)
                                                                        --------------      --------------      --------------
                                                                              (302,378)         26,710,373          26,407,995
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1995                                                     787              77,955              78,742
  Net change                                                                      (515)            (51,010)            (51,525)
                                                                        --------------      --------------      --------------
                                                                                   272              26,945              27,217
                                                                        --------------      --------------      --------------
Balance at June 30, 1996                                                $     (302,106)     $   26,737,318      $   26,435,212
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,023,837      $      840,437
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                395,231             438,966
      Amortization of discount on government securities                                             (8,718)             (8,659)
      Property development and management fees                                                        -                 17,565
      Minority interest in losses of Operating Partnerships                                           (497)             (1,592)
      Decrease (increase) in interest and other receivables                                         20,905             (21,494)
      Increase in escrow deposits and property reserves                                           (296,157)           (306,008)
      Decrease in other assets                                                                      32,214               7,823
      Increase in accounts payable and accrued expenses                                             32,120             302,845
      Decrease in due to Operating Partnerships'
        general partners and their affiliates                                                      (38,112)           (135,547)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,160,823           1,134,336
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         2,500,000                -
  Principal payments on mortgage-backed securities                                                  72,030              93,113
  Acquisition of U.S. government securities                                                           -             (2,468,945)
  Acquisition of buildings and construction in progress                                            (58,313)               -
  Acquisition of personal property                                                                 (24,100)               (708)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,489,617          (2,376,540)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,638,170)         (1,640,904)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   2,012,270          (2,883,108)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,769,651      $      704,929
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
   December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
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

 H)New Accounting Pronouncement
   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the financial statements.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred in 1996. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees totalled $83,000 during 1996 ($41,500 for the quarter ended June 30, 1996).

Amounts due to general partners and their affiliates consisted of the following at June 30, 1996:

Unpaid property development and management fees                 $       89,313
Operating deficit and construction loans                               874,194
Unpaid asset management and partnership administrative fees             83,000
                                                                --------------
                                                                $    1,046,507
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1996 was $179,305 ($71,835 for the quarter ended June 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

5. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at June 30, 1996.

Cash and temporary cash investments                             $    2,120,676
GNMA Certificates                                                    1,223,777
                                                                --------------
                                                                $    3,344,453
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At June 30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,196,560, $27,217 and $1,223,777, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1996, Partnership capital would increase by $4,722,148 ($1.17 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    2,769,651      $      757,381
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in FHA Loan                                                                         6,582,005           6,595,251
  Investment in GNMA Certificates                                                               21,995,263          22,142,421
  Investment in Operating Partnerships                                                          (4,722,148)         (4,674,357)
  Interest receivable                                                                              228,931             246,315
  Other assets                                                                                     260,480             287,899
                                                                                            --------------      --------------
                                                                                            $   27,114,182      $   27,867,410
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      129,267      $      216,637
    Distribution payable                                                                           549,703             546,968
                                                                                            --------------      --------------
                                                                                                   678,970             763,605
                                                                                            --------------      --------------
  Partners' Capital                                                                             26,435,212          27,103,805
                                                                                            --------------      --------------
                                                                                            $   27,114,182      $   27,867,410
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    1,262,980      $    1,292,027
  Interest income on temporary cash investments
    and U.S. government securities                                                                  88,957              97,260
  Equity in losses of Operating Partnerships                                                       (47,791)           (313,979)
  Other income                                                                                       2,100               2,200
                                                                                            --------------     ---------------
                                                                                                 1,306,246           1,077,508
Expenses
  Operating and administrative                                                                     282,409             237,071
                                                                                            --------------      --------------
Net income                                                                                  $    1,023,837      $      840,437
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,023,837      $      840,437
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Equity in losses of Operating Partnerships                                                    47,791             313,979
      Amortization                                                                                  31,188              31,188
      Other non-cash adjustments                                                                   (82,473)           (105,014)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,020,343           1,080,590
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 130,097             146,151
  Maturity (acquisition) of U.S. government securities                                           2,500,000          (2,468,945)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,630,097          (2,322,794)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,638,170)         (1,640,904)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   2,012,270          (2,883,108)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,769,651      $      704,929
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

The following FHA Loan and GNMA Certificates were owned by the Partnership at June 30, 1996. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
- -----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,299,736
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,582,005
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,369,087
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,102,663
Pools of single-family properties                       GNMA                 7.58% (1)        2008 to 2009           1,223,777
                                                                                                                --------------
                                                                                                                $   28,577,268
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .2527      $        .2074
  Return of capital                                                                                  .1523               .1976
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .3043      $        .3287
  Paid out of reserves                                                                               .1007               .0763
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1996, $407,992 was withdrawn from reserves to supplement regular monthly cash distributions ($199,826 for the quarter ended June 30, 1996). The total amount held in reserves at June 30, 1996, was $3,344,453 of which $1,223,777 was invested in U.S. government securities.

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

The overall status of the Partnership's investments has remained relatively constant since March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of June 30, 1996:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
- -------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 224                 89%
Delta Crossing                               Charlotte, NC                          178                 168                 94%
Monticello Apartments                        Southfield, MI                         106                 101                 95%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 112                 84%
                                                                              ---------          ----------         ----------
                                                                                    670                 605                 90%
                                                                              =========          ==========         ==========

RESULTS OF OPERATIONS

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,200,246      $    1,120,453      $       79,793
Interest income on temporary cash investments
  and U.S. government securities                                                44,435              51,868              (7,433)
Mortgage-backed securities income                                               23,339              35,406             (12,067)
Other income                                                                    34,190              34,896                (706)
                                                                        --------------     ---------------      --------------
                                                                             1,302,210           1,242,623              59,587
                                                                        --------------     ---------------      --------------
Real estate operating expenses                                                 473,976             466,943               7,033
Depreciation                                                                   170,199             188,196             (17,997)
Property development and management fees                                          -                  8,174              (8,174)
Investor servicing                                                              65,223              47,315              17,908
Professional fees                                                               13,018              11,475               1,543
Other expenses                                                                   6,573               1,992               4,581
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,693              31,370              (3,677)
                                                                        --------------     ---------------      --------------
                                                                               798,182             796,965               1,217
                                                                        --------------     ---------------      --------------
Minority interest in losses of Operating Partnerships                              144                 842                (698)
                                                                        --------------     ---------------      --------------
Net income                                                              $      504,172     $       446,500      $       57,672
                                                                        ==============     ===============      ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    2,406,665      $    2,211,366      $      195,299
Interest income on temporary cash investments
  and U.S. government securities                                                94,063             101,466              (7,403)
Mortgage-backed securities income                                               47,284              71,385             (24,101)
Other income                                                                    68,347              60,870               7,477
                                                                        --------------      --------------      --------------
                                                                             2,616,359           2,445,087             171,272
                                                                        --------------      --------------      --------------
Real estate operating expenses                                                 946,567             943,828               2,739
Depreciation                                                                   339,844             376,392             (36,548)
Property development and management fees                                          -                 17,565             (17,565)
Investor servicing                                                             131,843              94,733              37,110
Professional fees                                                               25,468              23,850               1,618
Other expenses                                                                  10,910               4,300               6,610
Asset management and partnership administration fees                            83,000              83,000                -
Amortization                                                                    55,387              62,574              (7,187)
                                                                        --------------      --------------      --------------
                                                                             1,593,019           1,606,242             (13,223)
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              497               1,592              (1,095)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,023,837      $      840,437      $      183,400
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $94,434 and $236,295 for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases were primarily due to an increase of approximately 2% and 8% in the average occupancy of Crane's Landing for the quarter and six month periods ended June 30, 1996, respectively compared to the same periods in 1995. The occupancy of Crane's Landing has improved since construction on the road adjacent to the property was completed during the third quarter of 1995.

Interest income on temporary cash investments and U.S. government securities decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of income such as garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income decreased for the quarter ended and increased for the six months ended June 30, 1996, respectively, compared to the same periods in 1995, due to fluctuations in the rentals and/or usage of such items.

Property development and management fees decreased for the quarter and six months ended June 30, 1996, compared to the same period in 1995, as the general partners of the Operating Partnerships did not perform services to earn such fees during 1996. Investor servicing expenses increased for the quarter and six months ended June 30, 1996, compared to the same period in 1995, due primarily to an increase in salaries and related expenses. Other expenses increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due primarily to an increase in travel expenses.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership of Capital Source II
                    L.P.-A (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post Effective Amendment No. 4 dated February 5, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

               4(b) Beneficial Assignment Certificate (incorporated by
                    reference from Exhibit 10(a) to the Registrant's Amendment No. 2 dated January 27, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1996      CAPITAL SOURCE II L.P.-A

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