Form 10-Q
period 1996-09-30
CAPITAL SOURCE II L P A
filed 1996-11-12
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,053,009          22,994,698
    Personal property                                                                            1,530,559           1,495,374
                                                                                            --------------       -------------
                                                                                                27,384,318          27,290,822
    Less accumulated depreciation                                                               (5,500,237)         (4,989,699)
                                                                                            --------------       -------------
    Net investment in real estate                                                               21,884,081          22,301,123

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     2,600,952             757,381
  Escrow deposits and property reserves                                                          1,288,170             828,470
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in mortgage-backed securities (Note 5)                                              1,192,930           1,326,114
  Interest and other receivables                                                                    30,028              59,367
  Deferred mortgage issuance costs net of accumulated
    amortization of $655,233 in 1996 and $570,002 in 1995                                        1,726,618           1,811,849
  Other assets                                                                                     154,621             198,366
                                                                                            --------------      --------------
                                                                                            $   28,877,400      $   29,795,170
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $    1,014,679      $      852,710
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,091,702           1,084,619
                                                                                            --------------      --------------
                                                                                                 2,653,349           2,484,297
                                                                                            --------------      --------------
  Minority interest                                                                                206,343             207,068
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (306,281)           (295,420)
    Limited Partners ($6.56 per BAC in 1996 and $6.83 in 1995)                                  26,323,989          27,399,225
                                                                                            --------------      --------------
                                                                                                26,017,708          27,103,805
                                                                                            --------------      --------------
                                                                                            $   28,877,400      $   29,795,170
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
  Rental income                                     $    1,216,912      $    1,164,241      $    3,623,577      $    3,375,607
  Interest income on temporary cash investments
    and U.S. government securities                          27,870              54,385             121,933             155,851
  Mortgage-backed securities income                         22,665              26,694              69,949              98,079
  Other income                                              38,653              39,749             107,000             100,619
  Gain on sale of mortgage-backed securities                  -                 15,670                -                 15,670
                                                    --------------      --------------      --------------      --------------
                                                         1,306,100           1,300,739           3,922,459           3,745,826
                                                    --------------      --------------      --------------      --------------
Expenses
  Real estate operating expenses                           577,857             509,571           1,524,424           1,453,399
  Depreciation                                             170,694             188,455             510,538             564,847
  Property development and management fees (Note 4)           -                  8,387                -                 25,952
  General and administrative expenses (Note 4)
    Investor servicing                                      66,697              63,621             198,540             158,354
    Professional fees                                       11,371              11,058              36,839              34,908
    Other expenses                                           5,446               3,317              16,356               7,617
  Asset management and partnership
    administration fees (Note 4)                            41,500              41,500             124,500             124,500
  Amortization                                              29,844              32,998              85,231              95,572
                                                    --------------      --------------      --------------      --------------
                                                           903,409             858,907           2,496,428           2,465,149
                                                    --------------      --------------      --------------      --------------
Minority interest in losses of
  Operating Partnerships                                       228                 908                 725               2,500
                                                    --------------      --------------      --------------      --------------
Net income                                          $      402,919      $      442,740      $    1,426,756      $    1,283,177
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partners                                  $        4,030      $        4,428      $       14,268      $       12,832
  Limited Partners                                         398,889             438,312           1,412,488           1,270,345
                                                    --------------      --------------      --------------      --------------
                                                    $      402,919      $      442,740      $    1,426,756      $    1,283,177
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .10      $          .11      $          .35      $          .32
                                                    ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1995                                          $     (296,207)     $   27,321,270      $   27,025,063
  Net income                                                                    14,268           1,412,488           1,426,756
  Cash distributions paid or accrued (Note 3)                                  (24,614)         (2,436,743)         (2,461,357)
                                                                        --------------      --------------      --------------
                                                                              (306,553)         26,297,015          25,990,462
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1995                                                     787              77,955              78,742
  Net change                                                                      (515)            (50,981)            (51,496)
                                                                        --------------      --------------      --------------
                                                                                   272              26,974              27,246
                                                                        --------------      --------------      --------------
Balance at September 30, 1996                                           $     (306,281)     $   26,323,989      $   26,017,708
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,426,756      $    1,283,177
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                595,769             660,419
      Amortization of discount on government securities                                             (9,059)            (16,659)
      Property development and management fees                                                        -                 25,952
      Minority interest in losses of Operating Partnerships                                           (725)             (2,500)
      Decrease (increase) in interest and other receivables                                         29,339             (54,671)
      Increase in escrow deposits and property reserves                                           (459,700)           (392,712)
      Decrease (increase) in other assets                                                           43,745            (103,405)
      Increase in accounts payable and accrued expenses                                            161,969             355,185
      Increase (decrease) in due to Operating Partnerships'
        general partners and their affiliates                                                        7,083            (103,742)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,795,177           1,651,044
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         2,500,000                -
  Principal payments on mortgage-backed securities                                                 103,247             122,391
  Acquisition of U.S. government securities                                                           -             (2,468,945)
  Sale of mortgage-backed securities                                                                  -                454,997
  Acquisition of buildings and construction in progress                                            (58,311)               -
  Acquisition of personal property                                                                 (35,185)             (6,850)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,509,751          (1,898,407)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (2,461,357)         (2,461,357)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   1,843,571          (2,708,720)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,600,952      $      879,317
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
   December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)


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

 I)Net Income per Beneficial Assignment Certificate (BAC)
  	Net income per BAC was calculated based on the number of BACs outstanding
	  (4,011,101) during each period presented.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees totalled $124,500 during 1996 ($41,500 for the quarter ended
September 30, 1996).

Amounts due to general partners and their affiliates consisted of the following at September 30, 1996:

Unpaid property development and management fees                 $       93,007
Operating deficit and construction loans                               874,195
Unpaid asset management and partnership administrative fees            124,500
                                                                --------------
                                                                $    1,091,702
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1996 was $249,998 ($70,693 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

5. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at September 30, 1996.

Cash and temporary cash investments                             $    1,895,658
GNMA Certificates                                                    1,192,930
                                                                --------------
                                                                $    3,088,588
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At September 30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,165,684, $27,246 and $1,192,930, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at September 30, 1996, Partnership capital would increase by $4,837,817
($1.19 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    2,600,952      $      757,381
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in FHA Loan                                                                         6,575,151           6,595,251
  Investment in GNMA Certificates                                                               21,941,235          22,142,421
  Investment in Operating Partnerships                                                          (4,837,817)         (4,674,357)
  Interest receivable                                                                              220,516             246,315
  Other assets                                                                                     244,015             287,899
                                                                                            --------------      --------------
                                                                                            $   26,744,052      $   27,867,410
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      179,376      $      216,637
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   726,344             763,605
                                                                                            --------------      --------------
  Partners' Capital                                                                             26,017,708          27,103,805
                                                                                            --------------      --------------
                                                                                            $   26,744,052      $   27,867,410
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    1,892,507      $    1,928,143
  Interest income on temporary cash investments
    and U.S. government securities                                                                 115,526             149,805
  Equity in losses of Operating Partnerships                                                      (163,460)           (441,930)
  Other income                                                                                       5,200               3,650
  Gain on sale of mortgage-backed securities                                                          -                 15,670
                                                                                            --------------     ---------------
                                                                                                 1,849,773           1,655,338
Expenses
  Operating and administrative                                                                     423,017             372,161
                                                                                            --------------      --------------
Net income                                                                                  $    1,426,756      $    1,283,177
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,426,756      $    1,283,177
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Equity in losses of Operating Partnerships                                                   163,460             441,930
      Amortization                                                                                  46,782              46,782
      Other non-cash adjustments                                                                   (23,419)            (98,266)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,613,579           1,673,623
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 191,349             202,862
  Maturity of U.S. government securities                                                         2,500,000                -
  Acquisition of U.S. government securities                                                           -             (2,468,945)
  Sale of mortgage-backed securities                                                                  -                454,997
  Investment in operating partnerships                                                                -               (109,900)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,691,349          (1,920,986)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (2,461,357)         (2,461,357)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   1,843,571          (2,708,720)
Cash and temporary cash investments at beginning of period                                         757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,600,952      $      879,317
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

The following FHA Loan and GNMA Certificates were owned by the Partnership at September 30, 1996. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,288,645
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,575,151
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,362,685
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,096,975
Pools of single-family properties                       GNMA                 7.58% (1)        2008 to 2009           1,192,930
                                                                                                                --------------
                                                                                                                $   28,516,386
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .3521      $        .3167
  Return of capital                                                                                  .2554               .2908
                                                                                            --------------      --------------
                                                                                            $        .6075      $        .6075
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .4513      $        .4874
  Paid out of reserves                                                                               .1562               .1201
                                                                                            --------------      --------------
                                                                                            $        .6075      $        .6075
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1996, $633,010 was withdrawn from reserves to supplement regular monthly cash distributions ($225,018 for the quarter ended
September 30, 1996). The total amount held in reserves at September 30, 1996, was $3,088,588 of which $1,192,930 was invested in U.S. government securities.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 1996:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 244                 97%
Delta Crossing                               Charlotte, NC                          178                 157                 88%
Monticello Apartments                        Southfield, MI                         106                 100                 94%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 132                 99%
                                                                              ---------          ----------         ----------
                                                                                    670                 633                 94%
                                                                              =========          ==========         ==========

RESULTS OF OPERATIONS

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,216,912      $    1,164,241      $       52,671
Interest income on temporary cash investments
  and U.S. government securities                                                27,870              54,385             (26,515)
Mortgage-backed securities income                                               22,665              26,694              (4,029)
Other income                                                                    38,653              39,749              (1,096)
Gain on sale of mortgage-backed securities                                        -                 15,670             (15,670)
                                                                        --------------     ---------------      --------------
                                                                             1,306,100           1,300,739               5,361
                                                                        --------------     ---------------      --------------
Real estate operating expenses                                                 577,857             509,571              68,286
Depreciation                                                                   170,694             188,455             (17,761)
Property development and management fees                                          -                  8,387              (8,387)
Investor servicing                                                              66,697              63,621               3,076
Professional fees                                                               11,371              11,058                 313
Other expenses                                                                   5,446               3,317               2,129
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    29,844              32,998              (3,154)
                                                                        --------------     ---------------      --------------
                                                                               903,409             858,907              44,502
                                                                        --------------     ---------------      --------------
Minority interest in losses of Operating Partnerships                              228                 908                (680)
                                                                        --------------     ---------------      --------------
Net income                                                              $      402,919     $       442,740      $      (39,821)
                                                                        ==============     ===============      ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    3,623,577      $    3,375,607      $      247,970
Interest income on temporary cash investments
  and U.S. government securities                                               121,933             155,851             (33,918)
Mortgage-backed securities income                                               69,949              98,079             (28,130)
Other income                                                                   107,000             100,619               6,381
Gain on sale of mortgage-backed securities                                        -                 15,670             (15,670)
                                                                        --------------      --------------      --------------
                                                                             3,922,459           3,745,826             176,633
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               1,524,424           1,453,399              71,025
Depreciation                                                                   510,538             564,847             (54,309)
Property development and management fees                                          -                 25,952             (25,952)
Investor servicing                                                             198,540             158,354              40,186
Professional fees                                                               36,839              34,908               1,931
Other expenses                                                                  16,356               7,617               8,739
Asset management and partnership administration fees                           124,500             124,500                -
Amortization                                                                    85,231              95,572             (10,341)
                                                                        --------------      --------------      --------------
                                                                             2,496,428           2,465,149              31,279
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              725               2,500              (1,775)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,426,756      $    1,283,177      $      143,579
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $5,300 and $241,595 for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The $5,300 increase for the quarter was primarily due to an increase in rental income resulting from increased rental rates in certain markets offset by higher repairs and maintenance expenses and property improvements at certain properties. The largest element of the $241,595 increase for the nine month period was an increase of approximately 5% in the average occupancy of Crane's Landing for the nine month period ended September 30, 1996, compared to the same period in 1995. The occupancy of Crane's Landing has improved since construction on the road adjacent to the property was completed during the third quarter of 1995. Also contributing to this increase was: (i) an increase in rental income resulting from rental rate increases in certain markets; and (ii) a decrease in depreciation expense; which were partially offset by (iii) an increase in real estate operating expenses, primarily property improvements.

Interest income on temporary cash investments and U.S. government securities decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of income such as garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income decreased for the quarter ended and increased for the nine months ended September 30, 1996, respectively, compared to the same periods in 1995, due to fluctuations in the rentals and/or usage of such items.

Property development and management fees decreased for the quarter and nine months ended September 30, 1996, compared to the same period in 1995, as the general partners of the Operating Partnerships did not perform services to earn such fees during 1996. Investor servicing expenses increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due primarily to an increase in salaries and related expenses. Other expenses increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due primarily to an increase in travel expenses.

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

Dated:  November 12, 1996    CAPITAL SOURCE II L.P.-A

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