Form 10-K405
period 1996-12-31
CAPITAL SOURCE II L P A
filed 1997-03-28
CIK 799410

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                    PART I

     Item 1. Business. Capital Source II L.P.-A (the "Registrant" or the "Partnership") was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests (the "Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives generally are to (i) preserve and protect the Registrant's capital;
(ii) provide quarterly cash distributions to investors; and (iii) achieve increasing current income and long-term capital appreciation through increases in income from the Partnership Equity Investments.

     A total of 4,011,101 beneficial assignment certificates representing beneficial assignment of limited partnership interests in the Registrant ("BACs") were sold at $20 per BAC for total capital contributions of $80,222,020 prior to the payment of certain organization and offering costs.

     The Registrant originally acquired (i) four mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in three states, (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a multifamily housing property located in Charlotte, North Carolina, and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent
Investments." A description of the properties financed by the Registrant through December 31, 1996, appears in Item 7 hereof. The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

     While principal of and interest on the GNMA Certificates and the FHA Loan are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. However, by virtue of Partnership Equity Investments in the Operating Partnerships, the Registrant indirectly owns the four multifamily apartment projects described in the following table:

                                                                        Average
                                                         Number     Square Feet             Federal
Property Name                  Location                of Units        Per Unit           Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Crane's Landing                Winter Park, FL              252            751      $     8,921,467
Delta Crossing                 Charlotte, NC                178            880            5,189,382
Monticello Apartments          Southfield, MI               106          1,027            4,262,805
The Ponds at Georgetown        Ann Arbor, MI                134          1,002            5,725,082
                                                       --------                     ---------------
                                                            670                     $    24,098,736
                                                       ========                     ===============

     Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the various components of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1996         1995         1994         1993         1992
                                           ----------   ----------   ----------   ----------   ----------
CRANE'S LANDING
Average Occupancy Rate                           94%           89%          90%          96%          95%
Average Effective Annual Rental Per Unit      $6,954        $6,327       $6,322       $6,718       $6,609

DELTA CROSSING
Average Occupancy Rate                           92%           94%          95%          92%          87%
Average Effective Annual Rental Per Unit      $7,097        $6,866       $6,380       $5,691       $5,328

MONTICELLO APARTMENTS
Average Occupancy Rate                           96%           99%          97%          95%          88%
Average Effective Annual Rental Per Unit      $8,804        $8,630       $8,287       $8,000       $7,363

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           95%           95%          95%          90%          88%
Average Effective Annual Rental Per Unit      $9,515        $9,174       $8,955       $8,398       $7,970

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1996 to a vote of the Registrant's security holders.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a)	Market Information.  The BACs are subject to various transfer restrictions imposed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes and, accordingly, there is no public trading market for the BACs.

     (b)	Investors.  The approximate number of BAC Holders on December 31,
1996, was 5,772.

     (c)	Distributions.  Cash distributions are being distributed on a monthly basis to the record holders of BACs as of the last day of each month.  Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1996, and December 31, 1995, equaled $3,248,992 and
$3,248,992, respectively.  The cash distributions paid per BAC during the fiscal years ended December 31, 1996, and December 31, 1995, were as follows:

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1996       December 31, 1995
                   -----------------       -----------------
Income                 $   .3947               $   .4266
Return of Capital          .4153                   .3834
                   -----------------       -----------------
Total                  $   .8100               $   .8100
                   =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1997 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Registrant. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                       For the         For the         For the         For the         For the
                                                    Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                 Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992
                                                 -------------   -------------   -------------   -------------   -------------
Rental income                                    $   4,854,898   $   4,656,371   $   4,529,975   $   4,442,657   $   5,674,854
Interest income on temporary cash investments
  and U.S. government securities                       168,311         218,077         195,309         372,655         154,918
Mortgage-backed securities income                       91,982    	    123,033          78,153         259,294         389,217
Other income                                           161,805         144,967         161,039         254,238         131,853
Gain on sale of mortgage-backed securities                -             15,670            -               -               -
Unusual item - gain on disposition of
  Brookridge assets and related liabilities               -	      	       -               -               -          3,953,659
Expenses (including depreciation)                   (3,678,376)     (3,432,024)     (3,526,029)     (3,674,507)     (4,687,491)
Minority interest in losses of
  operating partnerships                                   608           2,220           3,582           6,243          13,306
                                                 -------------   -------------   -------------   -------------   -------------
Net income                                       $   1,599,228   $   1,728,314   $   1,442,029   $   1,660,580   $   5,630,316
                                                 =============   =============   =============   =============   =============
Net income per BAC                               $         .39   $         .43   $         .36   $         .41   $        1.39
                                                 =============   =============   =============   =============   =============
Cash distributions per BAC                       $       .8100   $       .8100   $       .8100   $      4.0702   $      1.0429
                                                 =============   =============   =============   =============   =============
Total assets                                     $  28,106,422   $  29,795,170   $  31,262,819   $  33,356,335   $  48,954,681
                                                 =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. During 1992, one of the properties was deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. In March 1993, the GNMA Certificate related to this property was paid in full. Collectively, the remaining GNMA Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

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

The following FHA Loan and GNMA Certificates were owned by the Partnership at December 31, 1996. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                 Guaranteed              Interest               Maturity              Carrying
Property Name                                 or Insured by                  Rate                   Date                 Value
----------------------------------          ---------------             ---------           ------------          ------------
Crane's Landing                                        GNMA                 8.75%             12-15-2030          $ 10,277,303
Delta Crossing                                          FHA                 9.10%             10-01-2030             6,568,139
Monticello Apartments                                  GNMA                 8.75%             11-15-2029             5,356,138
The Ponds at Georgetown                                GNMA                 9.00%             12-15-2029             5,091,155
Pools of single-family properties                      GNMA                 7.58% (1)       2008 to 2009             1,171,079
                                                                                                                  ------------
                                                                                                                  $ 28,463,814
                                                                                                                  ============

(1)Represents yield to the Partnership.

DISTRIBUTIONS

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Regular monthly distributions
  Income                                                                $        .3947      $        .4266      $        .3559
  Return of capital                                                              .4153               .3834               .4541
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                 $        .6019      $        .6497      $        .6055
  Paid out of reserves                                                           .2081               .1603               .2045
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
                                                                        ==============      ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. During 1996, $843,139 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at December 31, 1996, was $2,856,608 of which $1,171,079 was invested in mortgaged-backed securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership is not authorized to enter into short- or long-term debt financing arrangements or issue additional BACs to meet short-term and long-term liquidity requirements.

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

The following table shows the occupancy levels of the properties financed by the Partnership as of December 31, 1996:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
 ------------------------------------        ------------------              ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                       252                 240                 95%
 Delta Crossing                              Charlotte, NC                         178                 160                 90%
 Monticello Apartments                       Southfield, MI                        106                 104                 98%
 The Ponds at Georgetown                     Ann Arbor, MI                         134                 130                 97%
                                                                             ---------          ----------         -----------
                                                                                   670                 634                 95%
                                                                             =========          ==========         ===========

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 94% during 1996, compared to 89% during 1995. As a result, rental income increased approximately 10% in 1996, compared to 1995. The increase in rental income was partially offset by increases of approximately 40% in repairs and maintenance expenses and property improvements, 31% in management fees and 15% in administrative expenses. As a result, net cash flow generated by this property, before debt service, increased approximately 6.9% in 1996, compared to 1995. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1996.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 92% in 1996, compared to 94% in 1995.
Despite the slightly lower average occupancy rate, rental income increased approximately 3% in 1996, compared to 1995. This increase is due primarily to rental rate increases. The increase in rental income was offset by increases of approximately 39% in administrative expenses, 19% in repairs and maintenance expenses and 13% in salary expenses. As a result, net cash flow generated by this property, before debt service, decreased approximately 2.5% in 1996, compared to 1995. However, the property generated cash flow in excess of debt service and was current on its mortgage obligations during 1996.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 96% in 1996, compared to 99% in 1995. Despite the slightly lower average occupancy rate, rental income increased approximately 2% in 1996, compared to 1995. This increase is due primarily to rental rate increases. The increase in rental income, was offset by increases of approximately 32% in utility expenses and 14% in repairs and maintenance expenses and property improvements. As a result, net cash flow generated by this property, before debt service, decreased approximately 2.9% in 1996, compared to 1995. However, the property generated cash flow in excess of debt service and was current on its mortgage obligations during 1996.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 95% in 1996 and 1995. In the past, the property has relied heavily on university students, who are generally short-term tenants. Recently, aggressive marketing strategies have been implemented which target more long-term tenants, resulting in a stabilization in the property's occupancy. However, the persistent sluggishness of the Ann Arbor rental market is preventing the property from generating sufficient cash flow from operations to fully pay its mortgage obligations, and the mortgage on the property remains in default. Despite the default, the Partnership has continued to receive full payments with respect to the GNMA Certificate, due to the co-insurer's (a private mortgage lender's) funding of the deficits.
The co-insurer has the option to suspend its funding of the property's deficits and assign its mortgage to GNMA, which would result in a return to the Partnership of the outstanding principal balance of the GNMA Certificate and the possible loss of the Partnership Equity Investment in the property.
To date, the co-insurer has not indicated plans to suspend funding of the property's deficits. There can be no assurance, however, that the co-insurer will not make such an election in the future if the property remains in default. In addition to the mortgage being in default, the property is approximately $566,000 delinquent on its property taxes. A tax sale of the property is scheduled for May, 1997; however, the Partnership is exploring a number of alternatives with the mortgage holder to determine the best course of action to take. Excluding interest, net cash flow generated by the property in 1996 approximated that of 1995.

Results of Operations

The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Rental income                                                           $    4,854,898      $    4,656,371      $    4,529,975
Interest income on temporary cash investments
  and U.S. government securities                                               168,311             218,077             195,309
Mortgage-backed securities income                                               91,982             123,033              78,153
Other income                                                                   161,805             144,967             161,039
Gain on sale of mortgage-backed securities                                        -                 15,670                -
                                                                        --------------      --------------      --------------
                                                                             5,276,996           5,158,118           4,964,476
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               2,384,690           2,134,277           2,173,229
Depreciation                                                                   692,383             704,155             780,143
Property development and management fees                                           314              28,769              35,780
General and administrative expenses
  Investor servicing                                                           265,836             221,174             209,689
  Professional fees                                                             38,224              40,234              32,142
  Other expenses                                                                19,734              10,119               9,181
Asset management and partnership administration fees                           166,000             166,000             166,000
Amortization                                                                   111,195             127,296             119,865
                                                                        --------------      --------------      --------------
                                                                             3,678,376           3,432,024           3,526,029
                                                                        --------------      --------------      --------------
Minority interest in losses of operating partnerships                              608               2,220               3,582
                                                                        --------------      --------------      --------------
Net income                                                              $    1,599,228      $    1,728,314      $    1,442,029
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1995           From 1994
                                                                        --------------      --------------
Rental income                                                           $      198,527      $      126,396
Interest income on temporary cash investments
  and U.S. government securities                                               (49,766)             22,768
Mortgage-backed securities income                                              (31,051)             44,880
Other income                                                                    16,838             (16,072)
Gain on sale of mortgage-backed securities                                     (15,670)             15,670
                                                                        --------------      --------------
                                                                               118,878             193,642
                                                                        --------------      --------------
Real estate operating expenses                                                 250,413             (38,952)
Depreciation                                                                   (11,772)            (75,988)
Property development and management fees                                       (28,455)             (7,011)
General and administrative expenses
  Investor servicing                                                            44,662              11,485
  Professional fees                                                             (2,010)              8,092
  Other expenses                                                                 9,615                 938
Asset management and partnership administration fees                              -                   -
Amortization                                                                   (16,101)              7,431
                                                                        --------------      --------------
                                                                               246,352             (94,005)
                                                                        --------------      --------------
Minority interest in losses of operating partnerships                           (1,612)             (1,362)
                                                                        --------------      --------------
Net income                                                              $     (129,086)     $      286,285
                                                                        ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $24,013 from 1995 to 1996. The decrease was due to an increase in real estate operating expenses resulting from higher repairs and maintenance expenses and property improvements and administrative expenses. The increase in real estate operating expenses was partially offset by an increase in rental income due primarily to an increase in the average occupancy of Crane's Landing and rental rate increases in certain markets. Also contributing to the partial offsetting of the increase in real estate operating expenses was a decrease in depreciation due to certain personal property becoming fully depreciated and a decrease in amortization due to certain costs becoming fully depreciated. See the discussion of each property in the Asset Quality section for additional information.

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

Interest income on temporary cash investments and U.S. government securities decreased $49,766 from 1995 to 1996, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders. Interest income on temporary cash investments and U.S. government securities increased $22,768 from 1994 to 1995, due to the acquisition of additional U.S. government securities in March 1995. The effect of the additional acquisitions was partially offset by the elimination of interest earned on other temporary cash investments which were liquidated in order to purchase the additional U.S. government securities and to supplement cash distributions to investors.

Mortgage-backed securities income decreased $31,051 from 1995 to 1996, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities. Mortgage-backed securities income increased $44,880 from 1994 to 1995, due to the acquisition of additional mortgage-backed securities during the second quarter of 1994.

Other income consists of income such as corporate unit rentals, garage rentals, washer/dryer and vending income earned by the properties. Other income increased $16,838 from 1995 to 1996 and decreased $16,072 from 1994 to 1995 due to fluctuations in the rentals and/or usage of such items.

During 1995, the Partnership sold a portion of its mortgage-backed securities and realized a gain of $15,670 on the sale.

Property development and management fees decreased $28,455, from 1995 to 1996, and $7,011, from 1994 to 1995, due to a decrease in the amount of such income earned by the general partners of the Operating Partnerships in accordance with their respective partnership agreement.

Investor servicing expenses, increased $44,662 from 1995 to 1996 and $11,485 from 1994 to 1995, due primarily to an increase in salaries and related expenses. Professional fees decreased $2,010 from 1995 to 1996 and increased $8,092 from 1994 to 1995, as a result of a variations in the amount of legal and accounting fees associated with the Operating Partnerships. Other expenses increased $9,615 from 1995 to 1996 due to increases in travel and other miscellaneous expenses.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

                                   PART III

     Item 10. Directors and Executive Officers of Registrant. The Registrant has no directors or officers. The general partners of the Registrant are America First Capital Source II, L.L.C., (the "America First General Partner") which is controlled by America First Companies L.L.C. ("America First"), and Insured Mortgage Equities II L.P., (the "IME II General Partner") (collectively, the America First General Partner and the IME II General Partner are referred to as the "General Partners").

	    The following individuals are the officers of the America First General
Partner and the officers and managers of America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

Stewart Zimmerman	        President of the America First                          1991
                          General Partner

Michael Thesing	          Vice President, Secretary and                           1984
                          Treasurer of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

William S. Carter, M.D.   Manager of America First                                1994

George Kubat              Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

	    Michael B. Yanney, 63, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., C-Tec Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Stewart Zimmerman, 52, has been Executive Vice President of affiliates of the America First General Partner since January 1989.  In addition, Mr.
Zimmerman has served as a consultant to affiliates of the America First
General Partner beginning in September 1985.  From September 1986 though
September 1988, he served as a director and managing director of Security
Pacific Merchant Bank and was responsible for ongoing sales, trading and finance group activities.  Prior thereto, he served in various capacities with
E.F. Hutton & Company Inc. and with Lehman Brothers, where he was responsible for sales and trading of mortgage-backed securities.  From 1968 to 1972, Mr.
Zimmerman was an officer with Zenith Mortgage Company and Zenith East, a national mortgage banking and brokerage firm engaged in the servicing of single-family and multifamily residential mortgages as well as the financing of real estate properties throughout the United States.

	    Michael Thesing, 42, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 70, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 51, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation, American Business Information, Inc., and G.B. Foods Corporation.

	    Martin A. Massengale, 63, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc..

	    Alan Baer, 74, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of AFEH and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief
Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to
1987.  She served as Vice President and Executive Assistant to the President
of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures.
During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

     The following individuals are the director and officers of CSII Housing, Inc. ("CSII"), the corporate general partner of the IME II General Partner, and each serves for a term of one year.

                                   Director

Name	                       Position Held			                Position Held Since
----------------            ------------------------        -------------------
Paul Abbott	                Director		                             1989

                                   Officers

Name	                       Position Held			                Position Held Since
----------------            ------------------------        -------------------
Paul Abbott	                President, Chief		                     1989
                           		Operating Officer,
                           		Chief Financial Officer

Donald E. Petrow	           Vice President	                       	1992

Elizabeth I. Rubin          Vice President                         1992

     Paul L. Abbott, 51, is a Managing Director of Lehman Brothers Inc. ("Lehman"), which he joined in 1988. At Lehman, Mr. Abbott is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and, from 1983 to 1987, was a senior officer of The Daseke Group, Inc., a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary.

     Donald E. Petrow, 40, is a First Vice President of Lehman. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federally insured mortgages, tax exempt bonds, residential real estate, cable and energy. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

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

     Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1996, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

     (b)	No director or officers of the General Partners or managers or officers of America First own any BACs.

     (c)	The IME II General Partner shall assume all authority and
responsibility for the management of the Registrant in the event Mr. Yanney ceases to be a member or the chief executive officer of the America First General Partner. There exists no other arrangement known to the Registrant the operation of which may at any subsequent date result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The members of the America First General Partner are America First Companies L.L.C and Mr. Yanney. The general partner of the IME II General Partner is CSII, which is an affiliate of IME II. Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is (i) a member, director or executive officer of the America First General Partner or manager or officer of America First or CSII,
(ii) a nominee for election as a director or manager of the America First General Partner or a manager of America First or CSII, (iii) an owner of more than 5% of the BACs or (iv) a member of the immediate family of any of the foregoing persons.

     During 1996, the Registrant paid or reimbursed the General Partners $313,049 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     The Operating Partnership's general partners provide various on-site property development and management services. Property development and management fees were $314 for 1996.

     The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which shall be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee of 0.5% of invested assets will be paid in those years that an 11.5% annual return has been paid to investors on a cumulative basis. Any unpaid amounts will accrue and be payable only after a 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1996, the General Partners earned, and the Registrant incurred $166,000 in such asset management and partnership administration fees.

     The Registrant has entered into a property management agreement with America First Properties Management, L.L.C. (the "Manager") with respect to the day-to-day operation of The Ponds at Georgetown, effective in November, 1996. Such property management agreement provides that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager are 3% of gross revenues. Because the Manager is an affiliate of the General Partner the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or
(ii) the Manager's actual cost for providing such services. During the year ended December 31, 1996, the Registrant paid the Manager property management fees of $4,933.

	                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Report

     Consolidated Balance Sheets of the Registrant as of December 31, 1996, and December 31, 1995.

     Consolidated Statements of Income of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

     Consolidated Statements of Partners' Capital of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

     Consolidated Statements of Cash Flows of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

     Notes to Consolidated Financial Statements of the Registrant.

     Schedule III Real Estate and Accumulated Depreciation for the years ended December 31, 1996, and December 31, 1995.

     2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the Financial Statements filed in response to Item 8 hereof.

     3.	Exhibits.  The following exhibits were filed as required by Item 14(c)
of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

Independent Accountants' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying consolidated balance sheets of Capital Source II L.P.-A and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1997						                /s/Coopers & Lybrand L.L.P.










To the Partners
Capital Source II L.P.-A:

Our report on the consolidated financial statements of Capital Source II L.P.-A and subsidiaries is included in this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 26, 1997						                /s/Coopers & Lybrand L.L.P.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750      $    2,800,750
    Buildings                                                                                   23,055,361          22,994,698
    Personal property                                                                            1,597,666           1,495,374
                                                                                            --------------      --------------
                                                                                                27,453,777          27,290,822
    Less accumulated depreciation                                                               (5,664,440)         (4,989,699)
                                                                                            --------------      --------------
    Net investment in real estate                                                               21,789,337          22,301,123

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     2,430,937             757,381
  Escrow deposits and property reserves                                                            771,061             828,470
  Investment in U.S. government securities (Note 5)                                                   -              2,512,500
  Investment in mortgage-backed securities (Note 5)                                              1,171,079           1,326,114
  Interest and other receivables                                                                    23,125              59,367
  Deferred mortgage issuance costs net of accumulated
    amortization of $681,197 in 1996 and $570,002 in 1995                                        1,700,654           1,811,849
  Other assets                                                                                     220,229             198,366
                                                                                            --------------      --------------
                                                                                            $   28,106,422      $   29,795,170
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      874,562      $      852,710
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,099,709           1,084,619
                                                                                            --------------      --------------
                                                                                                 2,521,239           2,484,297
                                                                                            --------------      --------------
  Minority interest                                                                                206,460             207,068
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (312,671)           (295,420)
    Limited Partners ($6.41 per BAC in 1996 and $6.83 in 1995)                                  25,691,394          27,399,225
                                                                                            --------------      --------------
                                                                                                25,378,723          27,103,805
                                                                                            --------------      --------------
                                                                                            $   28,106,422      $   29,795,170
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Income
  Rental income                                                         $    4,854,898      $    4,656,371      $    4,529,975
  Interest income on temporary cash investments
    and U.S. government securities                                             168,311             218,077             195,309
  Mortgage-backed securities income                                             91,982             123,033              78,153
  Other income                                                                 161,805             144,967             161,039
  Gain on sale of mortgage-backed securities                                      -                 15,670                -
                                                                        --------------      --------------      --------------
                                                                             5,276,996           5,158,118           4,964,476
                                                                        --------------      --------------      --------------
Expenses
  Real estate operating expenses                                             2,384,690           2,134,277           2,173,229
  Depreciation                                                                 692,383             704,155             780,143
  Property development and management fees (Note 4)                                314              28,769              35,780
  General and administrative expenses (Note 4)
    Investor servicing                                                         265,836             221,174             209,689
    Professional fees                                                           38,224              40,234              32,142
    Other expenses                                                              19,734              10,119               9,181
  Asset management and partnership administration fees (Note 4)                166,000             166,000             166,000
  Amortization                                                                 111,195             127,296             119,865
                                                                        --------------      --------------      --------------
                                                                             3,678,376           3,432,024           3,526,029
                                                                        --------------      --------------      --------------
Minority interest in losses of operating partnerships                              608               2,220               3,582
                                                                        --------------      --------------      --------------
Net income                                                              $    1,599,228      $    1,728,314      $    1,442,029
                                                                        ==============      ==============      ==============
Net income allocated to:
  General Partners                                                      $       15,992      $       17,283      $       14,420
  Limited Holders                                                            1,583,236           1,711,031           1,427,609
                                                                        --------------      --------------      --------------
                                                                        $    1,599,228      $    1,728,314      $    1,442,029
                                                                        ==============      ==============      ==============
Net income per BAC                                                      $          .39      $          .43      $          .36
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
  Balance at December 31, 1993                                          $     (262,274)     $   30,680,614      $   30,418,340
  Net income                                                                    14,420           1,427,609           1,442,029
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1994                                                (280,672)         28,859,231          28,578,559
  Net income                                                                    17,283           1,711,031           1,728,314
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1995                                                (296,207)         27,321,270          27,025,063
  Net income                                                                    15,992           1,583,236           1,599,228
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
                                                                              (313,033)         25,655,514          25,342,481
                                                                        --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1994                                                    -                   -                   -
  Net change                                                                       787              77,955              78,742
                                                                        --------------      --------------      --------------
  Balance at December 31, 1995                                                     787              77,955              78,742
  Net change                                                                      (425)            (42,075)            (42,500)
                                                                        --------------      --------------      --------------
                                                                                   362              35,880              36,242
                                                                        --------------      --------------      --------------
Balance at December 31, 1996                                            $     (312,671)     $   25,691,394      $   25,378,723
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    1,599,228      $    1,728,314      $    1,442,029
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                            803,578             831,451             900,008
      Amortization of discount on government securities                         (9,400)            (25,076)               (664)
      Loss on disposition of assets                                                282                -                   -
      Property development and management fees                                     314              28,769              35,780
      Minority interest in losses of operating partnerships                       (608)             (2,220)             (3,582)
      Gain on sale of mortgage-backed securities                                  -                (15,670)               -
      Decrease (increase) in interest and other receivables                     36,242             (27,405)             (2,012)
      Decrease (increase) in escrow deposits and property reserves              57,409             (12,887)            136,576
      Decrease (increase) in other assets                                      (21,863)            (79,536)             19,396
      Increase in accounts payable and accrued expenses                         21,852             119,621             122,916
      Increase (decrease) in due to operating partnerships'
        general partners and their affiliates                                   14,776            (139,065)           (408,849)
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                2,501,810           2,406,296           2,241,598
                                                                        --------------      --------------      --------------
Cash flows from investing activities
  Disposition (acquisition) of U.S. government securities                    2,500,000          (2,468,945)               -
  Principal payments on mortgage-backed securities                             134,435             178,420              60,676
  Acquisition of buildings and construction in progress                        (78,587)            (34,527)            (15,811)
  Acquisition of personal property                                            (102,292)           (100,757)            (74,596)
  Disposition (acquisition) of mortgage-backed securities                         -                470,667          (1,959,280)
  Increase in deferred costs                                                      -                   -                (13,559)
                                                                        --------------      --------------      --------------
    Net cash provided by (used in) investing activities                      2,453,556          (1,955,142)         (2,002,570)
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions                                                             (3,281,810)         (3,281,810)         (3,281,810)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments               1,673,556          (2,830,656)         (3,042,782)
Cash and temporary cash investments at beginning of year                       757,381           3,588,037           6,630,819
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    2,430,937      $      757,381      $    3,588,037
                                                                        ==============      ==============      ==============
Supplemental disclosure of noncash investing activities:
  Disposition of buildings                                              $       17,924      $         -         $         -
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

1. Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II, L.L.C. (the General Partners).

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

 B)Investment in Real Estate
   Prior to January 1, 1996, the Partnership's investment in real estate was carried at cost less accumulated depreciation. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the consolidated financial statements as the carrying value of each property does not exceed net realizable value.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

 C)Investments in U.S. Government Securities and Mortgage-Backed Securities
   Investment securities are	classified as held-to-maturity,
   available-for-sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of
   partners' capital.  Subsequent increases and decreases	in the net
   unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the
   component of partners' capital.  The Partnership does not	have investment
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

 F)Income Taxes
  	No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $7,345,644 and $7,549,032 at December 31, 1996, and December 31, 1995, respectively.

 G)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H)Net Income per Beneficial Assignment Certificate (BAC)
  	Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) for all periods presented.

 I)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, is not expected to have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC.

3. Partnership Income, Expenses and Cash Distributions

Profits and losses from normal operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners.
Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the consolidated financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. Property development and management fees for the years ended December 31, 1996, 1995 and 1994 amounted to $314, $28,769 and $35,780, respectively. Unpaid fees, which are non-interest bearing, are included in amounts due to Operating Partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees for the years ended December 31, 1996, 1995 and 1994 amounted to $166,000 for each year.

Amounts due to Operating Partnerships' general partners and their affiliates on December 31, 1996 and 1995, is comprised of the following:

                                                                                                      1996                1995
                                                                                            --------------      --------------
Unpaid property development and management fees                                             $       97,015      $       81,925
Operating deficit and construction loans                                                           874,194             874,194
Unpaid asset management and partnership administrative fees                                        128,500             128,500
                                                                                            --------------      --------------
                                                                                            $    1,099,709      $    1,084,619
                                                                                            ==============      ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the years ended December 31, 1996, 1995 and 1994 amounted to $313,049, $281,606 and
$250,222, respectively. These amounts are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of America First Capital Source II, L.L.C. has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $4,933 for 1996 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1996:

Cash and temporary cash investments                 $    1,685,529
GNMA Certificates                                        1,171,079
                                                    --------------
Balance at end of year                              $    2,856,608
                                                    ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009.

At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,134,837, $36,242 and $1,171,079, respectively. At December 31, 1995, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $3,759,872, $78,742 and $3,838,614, respectively.

Prior to June 30, 1995, the Partnership classified all investment securities as held-to-maturity. However, during the quarter ending June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and aggregate fair value of the securities transferred were $4,283,759, $67,199 and $4,350,958, respectively.

During 1995, the Partnership sold a portion of the securities in the available-for-sale portfolio. The total amortized cost and realized gain for sales of securities classified as available-for-sale were $454,997 and $15,670, respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at December 31, 1996, Partnership capital would increase by $5,198,166 ($1.28 per BAC).

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                                      1996                1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    2,430,937      $      757,381
  Investment in U.S. government securities                                                            -              2,512,500
  Investment in FHA Loan                                                                         6,568,139           6,595,251
  Investment in GNMA Certificate                                                                21,895,675          22,142,421
  Investment in operating partnerships                                                          (5,198,166)         (4,674,357)
  Interest receivable                                                                              219,661             246,315
  Other assets                                                                                     225,743             287,899
                                                                                            --------------      --------------
                                                                                            $   26,141,989      $   27,867,410
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      216,298      $      216,637
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   763,266             763,605
                                                                                            --------------      --------------
  Partners' Capital                                                                             25,378,723          27,103,805
                                                                                            --------------      --------------
                                                                                            $   26,141,989      $   27,867,410
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Income

                                                                                                      1996                1995
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities interest                                          $    2,520,727      $    2,561,901
  Interest income on temporary cash investments
    and U.S. government securities                                                                 147,530             200,678
  Equity in losses of operating partnerships                                                      (523,809)           (554,682)
  Other income                                                                                       6,950               4,650
  Gain on sale of mortgage-backed securities                                                          -                 15,670
                                                                                            ---------------     ---------------
                                                                                                 2,151,398           2,228,217
Expenses
  Operating and administrative                                                                     552,170             499,903
                                                                                            ---------------     ---------------
Net income                                                                                 $     1,599,228     $     1,728,314
                                                                                            ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                      1996                1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,599,228      $    1,728,314
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of operating partnerships                                                   523,809             554,682
      Amortization                                                                                  62,376              62,376
      Gain on sale of mortgage-backed securities                                                      -                (15,670)
      Other non-cash adjustments                                                                    16,695             (57,322)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,202,108           2,272,380
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 253,258             286,952
  Disposition (acquisition) of U.S. government securities                                        2,500,000          (2,468,945)
  Sale of mortgage-backed securities                                                                  -                470,667
  Investment in operating partnerships                                                                -               (109,900)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          2,753,258          (1,821,226)
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (3,281,810)         (3,281,810)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   1,673,556          (2,830,656)
Cash and temporary cash investments at beginning of year                                           757,381           3,588,037
                                                                                            --------------      --------------
Cash and temporary cash investments at end of year                                          $    2,430,937      $      757,381
                                                                                            ==============      ==============

7. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in U.S. government securities and mortgage-backed securities:
  Fair values are based on amounts obtained from an independent pricing source.

                                                          At December 31, 1996                    At December 31, 1995
                                                   ----------------------------------      ----------------------------------
                                                         Carrying           Estimated            Carrying           Estimated
                                                           Amount          Fair Value              Amount          Fair Value
                                                   --------------      --------------      --------------      --------------
Cash and temporary cash investments                $    2,430,937      $    2,430,937      $      757,381      $      757,381
Investment in mortgage-backed securities                1,171,079           1,171,079           1,326,114           1,326,114
Investment in U.S. government securities                     -                   -              2,512,500           2,512,500

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

8. Summary of Unaudited Quarterly Results of Operations

                                                            First              Second               Third              Fourth
From January 1, 1996, to December 31, 1996                Quarter             Quarter             Quarter             Quarter
                                                   --------------      --------------      --------------      --------------
Total income                                       $    1,314,149      $    1,302,210      $    1,306,100      $    1,354,537
Total expenses                                           (794,837)           (798,182)           (903,409)         (1,181,948) (1)
Minority interest in losses of
  operating partnerships                                      353                 144                 228                (117)
                                                   --------------      --------------      --------------      --------------
Net income                                         $      519,665      $      504,172      $      402,919      $      172,472
                                                   ==============      ==============      ==============      ==============
Net income per BAC                                 $          .13                 .12      $          .10      $          .04
                                                   ==============      ==============      ==============      ==============

(1)Real estate operating expenses were higher during the fourth quarter due to adjustments made to certain real estate operating expenses.

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

SCHEDULE III

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

                                                                                                       Life on
                                                                                                         Which
                                            Number                       Date of           Date   Depreciation
Property               Location           of Units   Encumbrances   Construction       Acquired    is Computed
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

                                                    Costs Capitalized
                              Intial Cost              Subsequent            Gross Amount at December 31, 1995
                            to Partnership           to Acquisition
                     --------------------------  -----------------------  ----------------------------------------
                                                                                          Buildings,
                                                                                        Improvements
                                                                Carrying                and Personal                 Accumulated
                                                                   Costs          Land      Property         Total  Depreciation
Property                     Land      Property  Improvements        (b)           (c)           (d)   (c) and (d)           (e)
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

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

                                                                                                       Life on
                                                                                                         Which
                                            Number                       Date of           Date   Depreciation
Property               Location           of Units   Encumbrances   Construction       Acquired    is Computed
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

                                                    Costs Capitalized
                              Intial Cost              Subsequent            Gross Amount at December 31, 1996
                            to Partnership           to Acquisition
                     --------------------------  -----------------------  ----------------------------------------
                                                                                          Buildings,
                                                                                        Improvements
                                                                Carrying                and Personal                 Accumulated
                                                                   Costs          Land      Property         Total  Depreciation
Property                     Land      Property  Improvements        (b)           (c)           (d)   (c) and (d)           (e)
-------------------  ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
Ponds at Georgetown  $    261,440  $    269,094  $  4,246,230  $  55,523  $    396,621  $  4,435,666  $  4,832,287  $(1,069,482)
Monticello                402,933       363,117     4,683,322     88,306       411,566     5,126,112     5,537,678   (1,451,691)
Delta Crossing            700,000       461,011     5,687,375     69,565       960,861     5,957,090     6,917,951   (1,418,851)
Crane's Landing           978,902       206,060     8,907,959     72,940     1,031,702     9,134,159    10,165,861   (1,724,416)
                     ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
                     $  2,343,275  $  1,299,282  $ 23,524,886  $ 286,334  $  2,800,750  $ 24,653,027  $ 27,453,777  $(5,664,440)
                     ============  ============  ============  =========  ============  ============  ============  ============

SCHEDULE III

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996 and 1995

(a) The Partnership has no encumbrances against this property. Encumbrances recorded by the Operating Partnerships are eliminated in the consolidated financial statements of the Partnership.

(b) Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.

(d)  Reconciliation of Real Estate:

                                                                                  1996                1995
                                                                        --------------      --------------
Balance - beginning of year                                             $   27,290,822      $   27,155,538
Acquisitions                                                                   180,879             135,284
Disposition of assets                                                          (17,924)               -
                                                                        --------------      --------------
Balance - end of year                                                   $   27,453,777      $   27,290,822
                                                                        ==============      ==============

(e)  Reconciliation of Accumulated Depreciation:

                                                                                  1996                1995
                                                                        --------------      --------------
Balance - beginning of year                                             $    4,989,699      $    4,285,544
Depreciation expense                                                           692,383             704,155
Disposition of assets                                                          (17,642)               -
                                                                        --------------      --------------
Balance - end of year                                                   $    5,664,440      $    4,989,699
                                                                        ==============      ==============

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITAL SOURCE II L.P. A

                           By	America First Capital
                            		Source II, L.L.C., General
                               Partner of the Registrant


                           By	/s/ Michael Thesing
                           			Michael Thesing,
                            		Vice President

Date:  March 27, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997	             By	/s/ Michael B. Yanney*
			                                   Michael B. Yanney,
			                                   Chairman and Chief Executive Officer of
                                      the America First General Partner
                                      (Principal Executive Officer)

                                      Chairman of the Board, President,
                                      Chief Executive Officer and Manager of
                                      America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Michael Thesing
			                                   Michael Thesing, Vice
			                                   President, Secretary and
			                                   Treasurer (Principal Financial Officer)
                                      of the America First General Partner

                                      Vice President, Secretary and Treasurer
                                      of America First Companies L.L.C.


Date:  March 27, 1997	             By
			                                   William S. Carter, M.D.
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ George Kubat
			                                   George Kubat
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Martin A. Massengale
			                                   Martin A. Massengale
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Alan Baer
			                                   Alan Baer
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Gail Walling Yanney
			                                   Gail Walling Yanney
                                      Manager of America First Companies L.L.C.

Date:  March 27, 1997	             By	/s/ Mariann Byerwalter
			                                   Mariann Byerwalter
                                      Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

    	America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter