Form 10-Q
period 1997-03-31
CAPITAL SOURCE II L P A
filed 1997-05-15
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,055,361          23,055,361
    Personal property                                                                            1,604,360           1,597,666
                                                                                            --------------       -------------
                                                                                                27,460,471          27,453,777
    Less accumulated depreciation                                                               (5,830,422)         (5,664,440)
                                                                                            --------------       -------------
    Net investment in real estate                                                               21,630,049          21,789,337

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     2,169,803           2,430,937
  Escrow deposits and property reserves                                                            894,994             771,061
  Investment in mortgage-backed securities (Note 5)                                              1,120,574           1,171,079
  Interest and other receivables                                                                    21,170              23,125
  Deferred mortgage issuance costs net of accumulated
    amortization of $708,997 in 1997 and $681,197 in 1996                                        1,672,854           1,700,654
  Other assets                                                                                     237,052             220,229
                                                                                            --------------      --------------
                                                                                            $   27,746,496      $   28,106,422
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      898,135      $      874,562
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,056,231           1,099,709
                                                                                            --------------      --------------
                                                                                                 2,501,334           2,521,239
                                                                                            --------------      --------------
  Minority interest                                                                                206,313             206,460
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (316,070)           (312,671)
    Limited Partners ($6.32 per BAC in 1997 and $6.41 in 1996)                                  25,354,919          25,691,394
                                                                                            --------------      --------------
                                                                                                25,038,849          25,378,723
                                                                                            --------------      --------------
                                                                                            $   27,746,496      $   28,106,422
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Income
  Rental income                                                                             $    1,257,440      $    1,206,419
  Interest income on temporary cash investments and
    U.S. government securities                                                                      29,971              49,628
  Mortgage-backed securities income                                                                 21,484              23,945
  Other income                                                                                      44,521              34,157
                                                                                            --------------      --------------
                                                                                                 1,353,416           1,314,149
                                                                                            --------------      --------------
Expenses
  Real estate operating expenses                                                                   528,958             472,591
  Depreciation                                                                                     165,982             169,645
  General and administrative expenses (Note 4)
    Investor servicing                                                                              78,360              66,620
    Professional fees                                                                               11,650              12,450
    Other expenses                                                                                   4,526               4,337
  Asset management and partnership administration fees (Note 4)                                     41,500              41,500
  Amortization                                                                                      27,800              27,694
                                                                                            --------------      --------------
                                                                                                   858,776             794,837
                                                                                            --------------      --------------
Minority interest in losses of Operating Partnerships                                                  147                 353
                                                                                            --------------      --------------
Net income                                                                                  $      494,787      $      519,665
                                                                                            ==============      ==============
Net income allocated to:
  General Partners                                                                          $        4,948      $        5,197
  Limited Partners                                                                                 489,839             514,468
                                                                                            --------------      --------------
                                                                                            $      494,787      $      519,665
                                                                                            ==============      ==============
Net income per BAC                                                                          $          .12      $          .13
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1996                                          $     (313,033)     $   25,655,514      $   25,342,481
  Net income                                                                     4,948             489,839             494,787
  Cash distributions paid or accrued (Note 3)                                   (8,205)           (812,247)           (820,452)
                                                                        --------------      --------------      --------------
                                                                              (316,290)         25,333,106          25,016,816
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1996                                                     362              35,880              36,242
  Net change                                                                      (142)            (14,067)            (14,209)
                                                                        --------------      --------------      --------------
                                                                                   220              21,813              22,033
                                                                        --------------      --------------      --------------
Balance at March 31, 1997                                               $     (316,070)     $   25,354,919      $   25,038,849
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      494,787      $      519,665
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                                193,782             197,339
      Amortization of discount on government securities                                               (402)             (8,247)
      Minority interest in losses of Operating Partnerships                                           (147)               (353)
      Decrease in interest and other receivables                                                     1,955              41,878
      Increase in escrow deposits and property reserves                                           (123,933)           (165,728)
      Decrease (increase) in other assets                                                          (16,823)              6,565
      Increase in accounts payable and accrued expenses                                             23,573               8,429
      Decrease in due to general partners and their affiliates                                     (43,478)            (83,306)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      529,314             516,242
                                                                                            --------------      --------------
Cash flows from investing activities
  Principal payments on mortgage-backed securities                                                  36,698              28,973
  Acquisition of personal property                                                                  (6,694)            (10,692)
  Disposition of U.S. government securities                                                           -              2,500,000
  Acquisition of buildings and construction in progress                                               -                (16,425)
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       30,004           2,501,856
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (820,452)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (261,134)          2,197,646
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,169,803      $    2,955,027
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
   December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)


 C)Investment in Mortgage-Backed Securities
   Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of
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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred in 1997. Unpaid fees which are non-interest bearing are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards, or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $41,500 were incurred during 1997.

Amounts due to general partners and their affiliates consisted of the following at March 31, 1997:

Unpaid property development and management fees                 $      100,709
Operating deficit and construction loans                               849,772
Unpaid asset management and partnership administrative fees            105,750
                                                                --------------
                                                                $    1,056,231
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1997 was $110,176. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source II, L.L.C. has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $7,192 for 1997 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1997:

Cash and temporary cash investments                             $    1,453,110
GNMA Certificates                                                    1,120,574
                                                                --------------
                                                                $    2,573,684
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At March 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,098,541, $22,033 and $1,120,574, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1997, Partnership capital would increase by $5,207,694 ($1.29 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            March 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    2,169,803      $    2,430,937
  Investment in FHA Loan                                                                         6,560,963           6,568,139
  Investment in GNMA Certificates                                                               21,820,920          21,895,675
  Investment in Operating Partnerships                                                          (5,207,694)         (5,198,166)
  Interest receivable                                                                              218,077             219,661
  Other assets                                                                                     215,517             225,743
                                                                                            --------------      --------------
                                                                                            $   25,777,586      $   26,141,989
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      191,769      $      216,298
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   738,737             763,266
                                                                                            --------------      --------------
  Partners' Capital                                                                             25,038,849          25,378,723
                                                                                            --------------      --------------
                                                                                            $   25,777,586      $   26,141,989
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $      626,978      $      632,116
  Interest income on temporary cash investments
    and U.S. government securities                                                                  28,167              46,549
  Equity in losses of Operating Partnerships                                                        (9,528)            (19,349)
  Other income                                                                                         800                 850
                                                                                            --------------      --------------
                                                                                                   646,417             660,166
Expenses
  Operating and administrative                                                                     151,630             140,501
                                                                                            --------------      --------------
Net income                                                                                  $      494,787      $      519,665
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      494,787      $      519,665
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of Operating Partnerships                                                     9,528              19,349
      Amortization                                                                                  15,594              15,594
      Other non-cash adjustments                                                                   (28,715)            (94,188)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      491,194             460,420
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                  68,124              57,678
  Disposition of U.S. government securities                                                           -              2,500,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       68,124           2,557,678
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (820,452)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (261,134)          2,197,646
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,169,803      $    2,955,027
                                                                                            ==============      ==============

7. Subsequent Event

As previously reported, the Ponds at Georgetown is delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $124,450 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

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

The following FHA Loan and GNMA Certificates were owned by the Partnership at March 31, 1997.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,265,704
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,560,963
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,349,442
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,085,200
Pools of single-family mortgages                        GNMA                 7.58% (1)        2008 to 2009           1,120,574
                                                                                                                --------------
                                                                                                                $   28,381,883
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1221      $        .1283
  Return of capital                                                                                  .0804               .0742
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1451      $        .1511
  Paid out of reserves                                                                               .0574               .0514
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1997, $232,419 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at March 31, 1997, was $2,573,684 of which $1,120,574 was invested in mortgage-backed securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

As previously reported, the Ponds at Georgetown is delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $124,450 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

The overall status of the Partnership's other investments has remained relatively constant since December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 1997:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 250                 99%
Delta Crossing                               Charlotte, NC                          178                 164                 92%
Monticello Apartments                        Southfield, MI                         106                 103                 97%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 128                 96%
                                                                              ---------          ----------          ----------
                                                                                    670                 645                 96%
                                                                              =========          ==========          ==========

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1997      March 31, 1996           From 1996
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,257,440      $    1,206,419      $       51,021
Interest income on temporary cash investments
  and U.S. government securities                                                29,971              49,628             (19,657)
Mortgage-backed securities income                                               21,484              23,945              (2,461)
Other income                                                                    44,521              34,157              10,364
                                                                        --------------      --------------      --------------
                                                                             1,353,416           1,314,149              39,267
                                                                        --------------      --------------      --------------
Real estate operating expenses                                                 528,958             472,591              56,367
Depreciation                                                                   165,982             169,645              (3,663)
Investor servicing                                                              78,360              66,620              11,740
Professional fees                                                               11,650              12,450                (800)
Other expenses                                                                   4,526               4,337                 189
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,800              27,694                 106
                                                                        --------------      --------------      --------------
                                                                               858,776             794,837              63,939
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              147                 353                (206)
                                                                        --------------      --------------      --------------
Net income                                                              $      494,787      $      519,665      $      (24,878)
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $1,789 for the quarter ended March 31, 1997, compared to the same period in 1996. Rental income increased for the quarter ended March 31, 1997, compared to the same period in 1996, primarily due to increases in rental revenue of approximately 7% at Crane's Landing and 5% at Monticello. These increases resulted primarily from increases in average
occupancy.   The increase in rental income, however, was more than offset by an increase in real estate operating expenses, primarily due to increases in repairs and maintenance expenses and property improvements at several of the Partnership's properties.

Interest income on temporary cash investments and U.S. government securities decreased for the quarter ended March 31, 1997, compared to the same period in 1996, due to withdrawls made from the Partnership's reserves during 1996 and 1997 to supplement distributions to BAC holders.

Mortgage-backed securities income decreased for the quarter ended March 31, 1997, compared to the same period in 1996, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income increased for the quarter ended March 31, 1997, compared to the same period in 1996, due primarily to an increase in corporate unit rentals at the Ponds at Georgetown.

Investor servicing expenses increased for the quarter ended March 31, 1997, compared to the same period in 1996, due primarily to an increase in salaries and related expenses.

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

                           CAPITAL SOURCE II L.P. A

                           By	 America First Capital
                               Source II, L.L.C., General
                               Partner of the Registrant


                           By	 /s/ Michael Thesing
                               Michael Thesing,
                               Vice President and
                               Principal Financial Officer

Date:  May 13, 1997