Form 10-Q
period 1997-06-30
CAPITAL SOURCE II L P A
filed 1997-08-14
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,055,561          23,055,361
    Personal property                                                                            1,616,621           1,597,666
                                                                                            --------------       -------------
                                                                                                27,472,932          27,453,777
    Less accumulated depreciation                                                               (5,994,469)         (5,664,440)
                                                                                            --------------       -------------
    Net investment in real estate                                                               21,478,463          21,789,337

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     1,730,239           2,430,937
  Escrow deposits and property reserves                                                          1,095,016             771,061
  Investment in mortgage-backed securities (Note 5)                                              1,103,592           1,171,079
  Interest and other receivables                                                                    20,130              23,125
  Deferred mortgage issuance costs net of accumulated
    amortization of $736,797 in 1997 and $681,197 in 1996                                        1,645,054           1,700,654
  Other assets                                                                                     210,657             220,229
                                                                                            --------------      --------------
                                                                                            $   27,283,151      $   28,106,422
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      882,479      $      874,562
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,024,675           1,099,709
                                                                                            --------------      --------------
                                                                                                 2,454,122           2,521,239
                                                                                            --------------      --------------
  Minority interest                                                                                206,132             206,460
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (320,229)           (312,671)
    Limited Partners ($6.22 per BAC in 1997 and $6.41 in 1996)                                  24,943,126          25,691,394
                                                                                            --------------      --------------
                                                                                                24,622,897          25,378,723
                                                                                            --------------      --------------
                                                                                            $   27,283,151      $   28,106,422
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1997       June 30, 1996       June 30, 1997       June 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
  Rental income                                     $    1,249,784      $    1,200,246      $    2,507,224      $    2,406,665
  Interest income on temporary cash investments
    and U.S. government securities                          26,758              44,435              56,729              94,063
  Mortgage-backed securities income                         20,785              23,339              42,269              47,284
  Other income                                              51,018              34,190              95,539              68,347
                                                    --------------      --------------      --------------      --------------
                                                         1,348,345           1,302,210           2,701,761           2,616,359
                                                    --------------      --------------      --------------      --------------
Expenses
  Real estate operating expenses                           628,200             473,976           1,157,158             946,567
  Depreciation                                             165,983             170,199             331,965             339,844
  General and administrative expenses (Note 4)
    Investor servicing                                      77,034              65,223             155,394             131,843
    Professional fees                                       10,550              13,018              22,200              25,468
    Other expenses                                           3,905               6,573               8,431              10,910
  Asset management and partnership
    administration fees (Note 4)                            41,500              41,500              83,000              83,000
  Amortization                                              27,800              27,693              55,600              55,387
                                                    --------------      --------------      --------------      --------------
                                                           954,972             798,182           1,813,748           1,593,019
                                                    --------------      --------------      --------------      --------------
Minority interest in losses of
  Operating Partnerships                                       181                 144                 328                 497
                                                    --------------      --------------      --------------      --------------
Net income                                          $      393,554      $      504,172      $      888,341      $    1,023,837
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partners                                  $        3,935      $        5,041      $        8,883      $       10,238
  Limited Partners                                         389,619             499,131             879,458           1,013,599
                                                    --------------      --------------      --------------      --------------
                                                    $      393,554      $      504,172      $      888,341      $    1,023,837
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .10      $          .12      $          .22      $          .25
                                                    ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1996                                          $     (313,033)     $   25,655,514      $   25,342,481
  Net income                                                                     8,883             879,458             888,341
  Cash distributions paid or accrued (Note 3)                                  (16,409)         (1,624,496)         (1,640,905)
                                                                        --------------      --------------      --------------
                                                                              (320,559)         24,910,476          24,589,917
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1996                                                     362              35,880              36,242
  Net change                                                                       (32)             (3,230)             (3,262)
                                                                        --------------      --------------      --------------
                                                                                   330              32,650              32,980
                                                                        --------------      --------------      --------------
Balance at June 30, 1997                                                $     (320,229)     $   24,943,126      $   24,622,897
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      888,341      $    1,023,837
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                387,565             395,231
      Amortization of discount on mortgage-backed and U.S. government securities                      (711)             (8,718)
      Minority interest in losses of Operating Partnerships                                           (328)               (497)
      Decrease in interest and other receivables                                                     2,995              20,905
      Increase in escrow deposits and property reserves                                           (323,955)           (296,157)
      Decrease in other assets                                                                       9,572              32,214
      Increase in accounts payable and accrued expenses                                              7,917              32,120
      Decrease in due to general partners and their affiliates                                     (75,034)            (38,112)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      896,362           1,160,823
                                                                                            --------------      --------------
Cash flows from investing activities
  Principal payments on mortgage-backed securities                                                  64,936              72,030
  Acquisition of personal property                                                                 (20,891)            (24,100)
  Maturity of U.S. government securities                                                              -              2,500,000
  Acquisition of buildings and construction in progress                                               (200)            (58,313)
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       43,845           2,489,617
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,640,905)         (1,638,170)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (700,698)          2,012,270
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,730,239      $    2,769,651
                                                                                            ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Write-off of fully depreciated assets                                                     $        1,936      $         -
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

1. Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II, L.L.C. (the General Partners). On May 16, 1997, America First Companies L.L.C. acquired a general partner interest in Insured Mortgage Equities II L.P. from Lehman Brothers Inc.

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1997, and results of operations for all periods presented have been made.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)


 C)Investment in Mortgage-Backed Securities
   Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of
   partners' capital.  Subsequent increases and decreases	in the net
   unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

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

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $83,000 were incurred during 1997 ($41,500 for the quarter ended
June 30, 1997).

Amounts due to general partners and their affiliates consisted of the following at June 30, 1997:

Unpaid property development and management fees                 $      104,403
Operating deficit and construction loans                               849,772
Unpaid asset management and partnership administrative fees             70,500
                                                                --------------
                                                                $    1,024,675
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1997 was $255,743 ($145,567 for the quarter ended June 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source II, L.L.C. has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $14,652 for 1997 ($7,460 for the quarter ended June 30, 1997) and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1997.

Cash and temporary cash investments                             $    1,089,370
GNMA Certificates                                                    1,103,592
                                                                --------------
                                                                $    2,192,962
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At June 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,070,612, $32,980 and $1,103,592, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1997, Partnership capital would increase by $5,194,875 ($1.28 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    1,730,239      $    2,430,937
  Investment in FHA Loan                                                                         6,553,621           6,568,139
  Investment in GNMA Certificates                                                               21,779,134          21,895,675
  Investment in Operating Partnerships                                                          (5,194,875)         (5,198,166)
  Interest receivable                                                                              215,918             219,661
  Other assets                                                                                     197,478             225,743
                                                                                            --------------      --------------
                                                                                            $   25,281,515      $   26,141,989
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      111,650      $      216,298
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   658,618             763,266
                                                                                            --------------      --------------
  Partners' Capital                                                                             24,622,897          25,378,723
                                                                                            --------------      --------------
                                                                                            $   25,281,515      $   26,141,989
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    1,252,549      $    1,262,980
  Interest income on temporary cash investments
    and U.S. government securities                                                                  52,614              88,957
  Equity in losses of Operating Partnerships                                                      (118,159)            (47,791)
  Other income                                                                                       1,550               2,100
                                                                                            --------------      --------------
                                                                                                 1,188,554           1,306,246
Expenses
  Operating and administrative                                                                     300,213             282,409
                                                                                            --------------      --------------
Net income                                                                                  $      888,341      $    1,023,837
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      888,341      $    1,023,837
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of Operating Partnerships                                                   118,159              47,791
      Amortization                                                                                  31,188              31,188
      Other non-cash adjustments                                                                  (104,539)            (82,473)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      933,149           1,020,343
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 128,508             130,097
  Investment in operating partnerships                                                            (121,450)               -
  Maturity of U.S. government securities                                                              -              2,500,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                        7,058           2,630,097
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,640,905)         (1,638,170)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (700,698)          2,012,270
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,730,239      $    2,769,651
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

The following FHA Loan and GNMA Certificates were owned by the Partnership at June 30, 1997.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,253,841
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,553,621
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,342,595
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,079,106
Pools of single-family mortgages                        GNMA                 7.58% (1)        2008 to 2009           1,103,592
                                                                                                                --------------
                                                                                                                $   28,332,755
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .2193      $        .2527
  Return of capital                                                                                  .1857               .1523
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .2879      $        .3043
  Paid out of reserves                                                                               .1171               .1007
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1997, $474,709 was withdrawn from reserves to supplement regular monthly cash distributions ($242,290 for the quarter ended June 30, 1997). The total amount held in reserves at June 30, 1997, was $2,192,962 of which $1,103,592 was invested in U.S. government securities.

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

As previously reported, the Ponds at Georgetown was delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $121,450 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

The overall status of the Partnership's other investments has remained relatively constant since March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of June 30, 1997:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 241                 96%
Delta Crossing                               Charlotte, NC                          178                 166                 93%
Monticello Apartments                        Southfield, MI                         106                 100                 94%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 129                 96%
                                                                              ---------          ----------          ----------
                                                                                    670                 636                 95%
                                                                              =========          ==========          ==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1997       June 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,249,784      $    1,200,246      $       49,538
Interest income on temporary cash investments
  and U.S. government securities                                                26,758              44,435             (17,677)
Mortgage-backed securities income                                               20,785              23,339              (2,554)
Other income                                                                    51,018              34,190              16,828
                                                                        --------------     ---------------      --------------
                                                                             1,348,345           1,302,210              46,135
                                                                        --------------     ---------------      --------------
Real estate operating expenses                                                 628,200             473,976             154,224
Depreciation                                                                   165,983             170,199              (4,216)
Investor servicing                                                              77,034              65,223              11,811
Professional fees                                                               10,550              13,018              (2,468)
Other expenses                                                                   3,905               6,573              (2,668)
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,800              27,693                 107
                                                                        --------------     ---------------      --------------
                                                                               954,972             798,182             156,790
                                                                        --------------     ---------------      --------------
Minority interest in losses of Operating Partnerships                              181                 144                  37
                                                                        --------------     ---------------      --------------
Net income                                                              $      393,554     $       504,172      $     (110,618)
                                                                        ==============     ===============      ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1997       June 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Rental income                                                           $    2,507,224      $    2,406,665      $      100,559
Interest income on temporary cash investments
  and U.S. government securities                                                56,729              94,063             (37,334)
Mortgage-backed securities income                                               42,269              47,284              (5,015)
Other income                                                                    95,539              68,347              27,192
                                                                        --------------      --------------      --------------
                                                                             2,701,761           2,616,359              85,402
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               1,157,158             946,567             210,591
Depreciation                                                                   331,965             339,844              (7,879)
Investor servicing                                                             155,394             131,843              23,551
Professional fees                                                               22,200              25,468              (3,268)
Other expenses                                                                   8,431              10,910              (2,479)
Asset management and partnership administration fees                            83,000              83,000                -
Amortization                                                                    55,600              55,387                 213
                                                                        --------------      --------------      --------------
                                                                             1,813,748           1,593,019             220,729
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              328                 497                (169)
                                                                        --------------      --------------      --------------
Net income                                                              $      888,341      $    1,023,837      $     (135,496)
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $100,577 and $102,366 for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in
1996.  Rental income increased for the quarter and six months ended
June 30, 1997, compared to the same period in 1996, primarily due to increases in rental revenue of approximately 10% and 9% at Crane's Landing and 8% and 4% at The Ponds at Georgetown, for the quarter and six months ended June 30, 1997, respectively. These increases resulted primarily from increases in average
occupancy.   The increases in rental income, however, were more than offset by increases in real estate operating expenses, primarily due to increases in taxes, labor costs, repairs and maintenance expenses, and property improvements at several of the Partnership's properties.

Interest income on temporary cash investments and U.S. government securities decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of income such as corporate unit rentals, garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income increased for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996, due primarily to an increase in corporate unit rentals at the Ponds at Georgetown.

Investor servicing costs increased for the quarter and six months ended
June 30, 1997, compared to the same periods in 1996, due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to a decrease in legal fees. Other expenses decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due primarily to a decrease in travel expenses.

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

Dated:  August 13, 1997      CAPITAL SOURCE II L.P.-A

                           By	 America First Capital
                               Source II, L.L.C., General
                               Partner of the Registrant


                           By	 /s/ Michael Thesing
                               Michael Thesing,
                               Vice President and
                               Principal Financial Officer