Form 10-Q
period 1997-09-30
CAPITAL SOURCE II L P A
filed 1997-11-14
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,055,561          23,055,361
    Personal property                                                                            1,632,344           1,597,666
                                                                                            --------------       -------------
                                                                                                27,488,655          27,453,777
    Less accumulated depreciation                                                               (6,160,775)         (5,664,440)
                                                                                            --------------       -------------
    Net investment in real estate                                                               21,327,880          21,789,337

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     1,513,962           2,430,937
  Escrow deposits and property reserves                                                          1,188,678             771,061
  Investment in mortgage-backed securities (Note 5)                                              1,085,151           1,171,079
  Interest and other receivables                                                                    24,737              23,125
  Deferred mortgage issuance costs net of accumulated
    amortization of $764,597 in 1997 and $681,197 in 1996                                        1,617,254           1,700,654
  Other assets                                                                                     189,151             220,229
                                                                                            --------------      --------------
                                                                                            $   26,946,813      $   28,106,422
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $      971,870      $      874,562
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,063,619           1,099,709
                                                                                            --------------      --------------
                                                                                                 2,582,457           2,521,239
                                                                                            --------------      --------------
  Minority interest                                                                                205,763             206,460
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (324,873)           (312,671)
    Limited Partners ($6.10 per BAC in 1997 and $6.41 in 1996)                                  24,483,466          25,691,394
                                                                                            --------------      --------------
                                                                                                24,158,593          25,378,723
                                                                                            --------------      --------------
                                                                                            $   26,946,813      $   28,106,422
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
  Rental income                                     $    1,247,763      $    1,216,912      $    3,754,987      $    3,623,577
  Interest income on temporary cash investments
    and U.S. government securities                          23,905              27,870              80,634             121,933
  Mortgage-backed securities income                         20,241              22,665              62,510              69,949
  Other income                                              59,735              38,653             155,274             107,000
                                                    --------------      --------------      --------------      --------------
                                                         1,351,644           1,306,100           4,053,405           3,922,459
                                                    --------------      --------------      --------------      --------------
Expenses
  Real estate operating expenses                           661,831             577,857           1,818,989           1,524,424
  Depreciation                                             166,306             170,694             498,271             510,538
  General and administrative expenses (Note 4)
    Investor servicing                                      91,018              66,697             246,412             198,540
    Professional fees                                       10,550              11,371              32,750              36,839
    Other expenses                                           6,210               5,446              14,641              16,356
  Asset management and partnership
    administration fees (Note 4)                            41,500              41,500             124,500             124,500
  Amortization                                              27,800              29,844              83,400              85,231
                                                    --------------      --------------      --------------      --------------
                                                         1,005,215             903,409           2,818,963           2,496,428
                                                    --------------      --------------      --------------      --------------
Minority interest in losses of
  Operating Partnerships                                       369                 228                 697                 725
                                                    --------------      --------------      --------------      --------------
Net income                                          $      346,798      $      402,919      $    1,235,139      $    1,426,756
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partners                                  $        3,468      $        4,030      $       12,351      $       14,268
  Limited Partners                                         343,330             398,889           1,222,788           1,412,488
                                                    --------------      --------------      --------------      --------------
                                                    $      346,798      $      402,919      $    1,235,139      $    1,426,756
                                                    ==============      ==============      ==============      ==============
Net income per BAC                                  $          .08      $          .10      $          .30      $          .35
                                                    ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
  Balance at December 31, 1996                                          $     (313,033)     $   25,655,514      $   25,342,481
  Net income                                                                    12,351           1,222,788           1,235,139
  Cash distributions paid or accrued (Note 3)                                  (24,614)         (2,436,743)         (2,461,357)
                                                                        --------------      --------------      --------------
                                                                              (325,296)         24,441,559          24,116,263
                                                                        --------------      --------------      --------------
Net unrealized holding gain
  Balance at December 31, 1996                                                     362              35,880              36,242
  Net change                                                                        61               6,027               6,088
                                                                        --------------      --------------      --------------
                                                                                   423              41,907              42,330
                                                                        --------------      --------------      --------------
Balance at September 30, 1997                                           $     (324,873)     $   24,483,466      $   24,158,593
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,235,139      $    1,426,756
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                581,671             595,769
      Amortization of discount on government securities                                             (1,018)             (9,059)
      Minority interest in losses of Operating Partnerships                                           (697)               (725)
      Decrease (increase) in interest and other receivables                                         (1,612)             29,339
      Increase in escrow deposits and property reserves                                           (417,617)           (459,700)
      Decrease in other assets                                                                      31,078              43,745
      Increase in accounts payable and accrued expenses                                             97,308             161,969
      Increase (decrease) in due to general partners and their affiliates                          (36,090)              7,083
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,488,162           1,795,177
                                                                                            --------------      --------------
Cash flows from investing activities
  Principal payments on mortgage-backed securities                                                  93,034             103,247
  Acquisition of personal property                                                                 (36,614)            (35,185)
  Acquisition of buildings and construction in progress                                               (200)            (58,311)
  Maturity of U.S. government securities                                                              -              2,500,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       56,220           2,509,751
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (2,461,357)         (2,461,357)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (916,975)          1,843,571
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,513,962      $    2,600,952
                                                                                            ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Write-off of fully depreciated assets                                                     $        1,936      $         -
                                                                                            ==============      ==============


The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
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

 D)Depreciation and Amortization
   Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method. Deferred mortgage issuance costs are amortized using the effective yield method over the 40 year term of the respective loan.

 E)Revenue Recognition
   The Operating Partnerships lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of any vacancy losses and rental concessions offered.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $124,500 were incurred during 1997 ($41,500 for the quarter ended
September 30, 1997).

Amounts due to general partners and their affiliates consisted of the following at September 30, 1997:

Unpaid property development and management fees                 $      108,097
Operating deficit and construction loans                               849,772
Unpaid asset management and partnership administrative fees            105,750
                                                                --------------
                                                                $    1,063,619
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1997 was $343,313 ($87,570 for the quarter ended September 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source II, L.L.C. has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $22,214 for 1997 ($7,562 for the quarter ended September 30, 1997) and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1997.

Cash and temporary cash investments                             $      948,763
GNMA Certificates                                                    1,085,151
                                                                --------------
                                                                $    2,033,914
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At September 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,042,821, $42,330 and $1,085,151, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

6. Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership`s financial statements consolidate the Operating Partnerships since the Partnership holds a majority ownership interest and, through CS Properties II, Inc., can influence decisions of the general partners in certain circumstances. In the consolidated financial statements, the Partnership`s investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the operating partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership`s investment in the operating partnership would be eliminated, resulting in the recognition of a gain on the Partnership`s financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the Operating Partnerships when the net investment is reduced to zero.

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at September 30, 1997, Partnership capital would increase by $5,329,898
($1.32 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    1,513,962      $    2,430,937
  Investment in FHA Loan                                                                         6,546,109           6,568,139
  Investment in GNMA Certificates                                                               21,735,323          21,895,675
  Investment in Operating Partnerships                                                          (5,329,898)         (5,198,166)
  Interest receivable                                                                              214,413             219,661
  Other assets                                                                                     179,740             225,743
                                                                                            --------------      --------------
                                                                                            $   24,859,649      $   26,141,989
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      154,088      $      216,298
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   701,056             763,266
                                                                                            --------------      --------------
  Partners' Capital                                                                             24,158,593          25,378,723
                                                                                            --------------      --------------
                                                                                            $   24,859,649      $   26,141,989
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    1,876,851      $    1,892,507
  Interest income on temporary cash investments
    and U.S. government securities                                                                  73,605             115,526
  Equity in losses of Operating Partnerships                                                      (253,182)           (163,460)
  Other income                                                                                       2,950               5,200
  Gain on sale of mortgage-backed securities                                                          -                   -
                                                                                            --------------     ---------------
                                                                                                 1,700,224           1,849,773
Expenses
  Operating and administrative                                                                     465,085             423,017
                                                                                            --------------      --------------
Net income                                                                                  $    1,235,139      $    1,426,756
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,235,139      $    1,426,756
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Equity in losses of Operating Partnerships                                                   253,182             163,460
      Amortization                                                                                  46,782              46,782
      Other non-cash adjustments                                                                   (58,759)            (23,419)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,476,344           1,613,579
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 189,488             191,349
  Investment in operating partnerships                                                            (121,450)               -
  Maturity of U.S. government securities                                                              -              2,500,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       68,038           2,691,349
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (2,461,357)         (2,461,357)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                    (916,975)          1,843,571
Cash and temporary cash investments at beginning of period                                       2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,513,962      $    2,600,952
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

The following FHA Loan and GNMA Certificates were owned by the Partnership at September 30, 1997.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,241,710
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,546,109
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,335,592
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,072,870
Pools of single-family mortgages                        GNMA                 7.58% (1)        2008 to 2009           1,085,151
                                                                                                                --------------
                                                                                                                $   28,281,432
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .3049      $        .3521
  Return of capital                                                                                  .3026               .2554
                                                                                            --------------      --------------
                                                                                            $        .6075      $        .6075
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .4257      $        .4513
  Paid out of reserves                                                                               .1818               .1562
                                                                                            --------------      --------------
                                                                                            $        .6075      $        .6075
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1997, $736,766 was withdrawn from reserves to supplement regular monthly cash distributions ($262,057 for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $2,033,914 of which $1,085,151 was invested in U.S. government securities.

The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at the current level. The Partnership is currently considering reducing distributions to a level that more closely reflects cash flow generated from operations.

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

The overall status of the Partnership's investments has remained constant since June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 1997:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 244                 97%
Delta Crossing                               Charlotte, NC                          178                 168                 94%
Monticello Apartments                        Southfield, MI                         106                 102                 96%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 132                 99%
                                                                              ---------          ----------          ----------
                                                                                    670                 646                 96%
                                                                              =========          ==========          ==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,247,763      $    1,216,912      $       30,851
Interest income on temporary cash investments
  and U.S. government securities                                                23,905              27,870              (3,965)
Mortgage-backed securities income                                               20,241              22,665              (2,424)
Other income                                                                    59,735              38,653              21,082
                                                                        --------------     ---------------      --------------
                                                                             1,351,644           1,306,100              45,544
                                                                        --------------     ---------------      --------------
Real estate operating expenses                                                 661,831             577,857              83,974
Depreciation                                                                   166,306             170,694              (4,388)
Investor servicing                                                              91,018              66,697              24,321
Professional fees                                                               10,550              11,371                (821)
Other expenses                                                                   6,210               5,446                 764
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,800              29,844              (2,044)
                                                                        --------------     ---------------      --------------
                                                                             1,005,215             903,409             101,806
                                                                        --------------     ---------------      --------------
Minority interest in losses of Operating Partnerships                              369                 228                 141
                                                                        --------------     ---------------      --------------
Net income                                                              $      346,798     $       402,919      $      (56,121)
                                                                        ==============     ===============      ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Rental income                                                           $    3,754,987      $    3,623,577      $      131,410
Interest income on temporary cash investments
  and U.S. government securities                                                80,634             121,933             (41,299)
Mortgage-backed securities income                                               62,510              69,949              (7,439)
Other income                                                                   155,274             107,000              48,274
                                                                        --------------      --------------      --------------
                                                                             4,053,405           3,922,459             130,946
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               1,818,989           1,524,424             294,565
Depreciation                                                                   498,271             510,538             (12,267)
Investor servicing                                                             246,412             198,540              47,872
Professional fees                                                               32,750              36,839              (4,089)
Other expenses                                                                  14,641              16,356              (1,715)
Asset management and partnership administration fees                           124,500             124,500                -
Amortization                                                                    83,400              85,231              (1,831)
                                                                        --------------      --------------      --------------
                                                                             2,818,963           2,496,428             322,535
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              697                 725                 (28)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,235,139      $    1,426,756      $     (191,617)
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $46,691 and $149,057 for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Rental income increased for the quarter and nine months ended
September 30, 1997, compared to the same periods in 1996, primarily due to increases in rental revenue of approximately 6% and 8% at Crane's Landing and 4% for each period at The Ponds at Georgetown, for the quarter and nine months ended September 30, 1997, respectively. These increases resulted primarily
from increases in average occupancy.   The increases in rental income,
however, were more than offset by increases in real estate operating expenses, primarily due to increases in taxes, labor costs, repairs and maintenance expenses, and property improvements at several of the Partnership's properties.

Interest income on temporary cash investments and U.S. government securities decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of income such as corporate unit rentals, garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income increased for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, due primarily to an increase in corporate unit rentals at the Ponds at Georgetown.

Investor servicing costs increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to a decrease in legal fees. Other expenses for the quarter ended September 30, 1997, were comparable with the same period in 1996. However, other expenses decreased for the nine months ended September 30, 1997, compared to the same period in 1996, due primarily to a decrease in travel expenses.

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

Dated:  November 12, 1997    CAPITAL SOURCE II L.P.-A

                           By	 America First Capital
                               Source II, L.L.C., General
                               Partner of the Registrant


                           By	 /s/ Michael Thesing
                               Michael Thesing,
                               Vice President and
                               Principal Financial Officer