Form 10-K
period 1997-12-31
CAPITAL SOURCE II L P A
filed 1998-03-31
CIK 799410

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  3
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  3
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  4
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . .  9
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . .  9
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  . . 9

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   9
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  11
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  11
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  11

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                    PART I

     Item 1. Business. Capital Source II L.P.-A (the "Registrant" or the "Partnership") was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests (the "Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives generally are to (i) preserve and protect the Registrant's capital;
(ii) provide quarterly cash distributions to investors; and (iii) achieve increasing current income and long-term capital appreciation through increases in income from the Partnership Equity Investments. Originally, there was a fourth investment objective which was to make the BACs freely transferable 24 to 36 months after the Partnership commenced operations by qualifying the BACs for quotation on NASDAQ. However, at a Special Meeting of BAC Holders on December 17, 1990, amendments to the Partnership Agreement were approved to only allow limited transferability of BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

     A total of 4,011,101 beneficial assignment certificates representing beneficial assignment of limited partnership interests in the Registrant ("BACs") were sold at $20 per BAC for total capital contributions of $80,222,020 prior to the payment of certain organization and offering costs.

     The Registrant originally acquired (i) four mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in three states, (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a multifamily housing property located in Charlotte, North Carolina, and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent
Investments." A description of the properties financed by the Registrant through December 31, 1997, appears in Item 7 hereof. The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

     While principal of and interest on the GNMA Certificates and the FHA Loan are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the Registrant's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Registrant's properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

     The Registrant is engaged solely in the business of owning mortgages and holding equity interests in real estate limited partnerships. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

     The Registrant has one employee. In addition to this employee, certain services are provided to the Registrant by employees of an affiliate of the general partners of the Registrant, and the Registrant reimburses such affiliate for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of the general partners of the general partner of the Registrant.

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. However, by virtue of its interest in the Partnership Equity Investments in the Operating Partnerships, the Registrant indirectly owns up to a 99% interest in three multifamily apartment projects. In addition, the Registrant owns a 68.70% interest in another multifamily appartment project known as The Ponds at Georgetown. The multifamily apartment projects are described in the following table:

                                                                        Average
                                                         Number     Square Feet             Federal
Property Name                  Location                of Units        Per Unit           Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Crane's Landing                Winter Park, FL              252            751      $     8,684,275
Delta Crossing                 Charlotte, NC                178            880            4,975,895
Monticello Apartments          Southfield, MI               106          1,027            4,113,831
The Ponds at Georgetown        Ann Arbor, MI                134          1,002            5,565,607
                                                       --------                     ---------------
                                                            670                     $    23,339,608
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
CRANE'S LANDING
Average Occupancy Rate                             96%          94%          89%          90%          96%
Average Effective Annual Rental Per Unit       $7,366       $6,954       $6,327       $6,322       $6,718

DELTA CROSSING
Average Occupancy Rate                             93%          92%          94%          95%          92%
Average Effective Annual Rental Per Unit       $7,260       $7,097       $6,866       $6,380       $5,691

MONTICELLO APARTMENTS
Average Occupancy Rate                             97%          96%          99%          97%          95%
Average Effective Annual Rental Per Unit       $8,873       $8,804       $8,630       $8,287       $8,000

THE PONDS AT GEORGETOWN
Average Occupancy Rate                             97%          95%          95%          95%          90%
Average Effective Annual Rental Per Unit       $9,883       $9,515       $9,174       $8,955       $8,398

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1997 to a vote of the Registrant's security holders.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a)	Market Information.  The BACs are subject to various transfer restrictions imposed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes and, accordingly, there is no public trading market for the BACs.

     In the event the General Partners have reason to believe that a requested sale, transfer or assignment of BACs would cause the Partnership to be characterized as a publicly traded partnership for federal income tax purposes, the General Partners will, pursuant to their powers under Section
5.09 of the Partnership Agreement, refuse to process such requested sale, transfer or assignment unless the General Partners receive an unqualified opinion of Counsel to the effect that such sale, transfer or assignment of BACs, would not cause the Partnership to be characterized as a publicly traded partnership for federal income tax purposes. Neither the General Partners nor the Partnership may be held liable for any losses resulting to a holder of BACs or a purchaser of BACs as a result of a requested sale, transfer or assignment of BACs not being processed due to these limitations.

     The foregoing restrictions are intended to prevent the trading volume of BACs from reaching a level that would cause the Partnership to be characterized as a publicly traded partnership under Section 7704 of the Code. In the event the Partnership were characterized as a publicly traded partnership, the Partnership could be subject to entity level taxation. In such event, amounts otherwise distributable to holders of BACs would be used to satisfy federal income tax liabilities of the Partnership and, thus, amounts received by holders of BACs would be less than anticipated.

     (b)	Investors.  The approximate number of BAC Holders on December 31,
1997, was 5,499.

     (c)	Distributions.  Cash distributions are being distributed on a monthly basis to the record holders of BACs as of the last day of each month.  Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1997, and December 31, 1996, equaled $3,248,992 each year.
The cash distributions paid per BAC during the fiscal years ended December 31,
1997, and December 31, 1996, were as follows:

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1997       December 31, 1996
                   -----------------       -----------------
Income             $     .3449             $     .3947
Return of Capital        .4651                   .4153
                   -----------------       -----------------
Total              $     .8100             $     .8100
                   =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Registrant. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                       For the         For the         For the         For the         For the
                                                    Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                 Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993
                                                 -------------   -------------   -------------   -------------   -------------
Rental income                                    $   5,105,108   $   4,854,898   $   4,656,371   $   4,529,975   $   4,442,657
Interest on temporary cash investments
  and U.S. government securities                       104,411         168,311         218,077         195,309         372,655
Mortgage-backed securities income                       82,182          91,982         123,033          78,153         259,294
Other income                                           202,670         161,805         144,967         161,039         254,238
Gain on sale of mortgage-backed securities                -               -             15,670            -               -
Expenses (including depreciation)                   (4,097,678)     (3,678,376)     (3,432,024)     (3,526,029)     (3,674,507)
Minority interest in losses of
  Operating Partnerships                                   857             608           2,220           3,582           6,243
                                                 -------------   -------------   -------------   -------------   -------------
Net income                                       $   1,397,550   $   1,599,228   $   1,728,314   $   1,442,029   $   1,660,580
                                                 =============   =============   =============   =============   =============
Net income, basic and diluted, per BAC           $         .34   $         .39   $         .43   $         .36   $         .41
                                                 =============   =============   =============   =============   =============
Cash distributions per BAC                       $       .8100   $       .8100   $       .8100   $       .8100   $      4.0702
                                                 =============   =============   =============   =============   =============
Total assets                                     $  26,439,286   $  28,106,422   $  29,795,170   $  31,262,819   $  33,356,335
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

The following FHA Loan and GNMA Certificates were owned by the Partnership at December 31, 1997. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                 Guaranteed              Interest               Maturity              Carrying
Property Name                                 or Insured by                  Rate                   Date                 Value
----------------------------------          ---------------             ---------           ------------          ------------
Crane's Landing                                        GNMA                 8.75%             12-15-2030          $ 10,229,304
Delta Crossing                                          FHA                 9.10%             10-01-2030             6,538,424
Monticello Apartments                                  GNMA                 8.75%             11-15-2029             5,328,430
The Ponds at Georgetown                                GNMA                 9.00%             12-15-2029             5,066,488
Pools of single-family properties                      GNMA                 7.58% (1)       2008 to 2009             1,050,718
                                                                                                                  ------------
                                                                                                                  $ 28,213,364
                                                                                                                  ============

(1)Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Regular monthly distributions

Income                                                                           .3449      $        .3947      $        .4266
  Return of capital                                                              .4651               .4153               .3834
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                          .5172      $        .6019      $        .6497
  Paid out of reserves                                                           .2928               .2081               .1603
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
                                                                        ==============      ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. During 1997, $1,186,163 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at December 31, 1997, was $1,550,084 of which $1,050,718 was invested in mortgaged-backed securities.

The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at the current level. The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at the current levels. Consequently, it is likely that the level of distributions will be reduced in the future. The General Partners will continue to review the level of distributions each quarter in light of the Partnership's operating results and financial position.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

The following table shows the occupancy levels of the properties financed by the Partnership as of December 31, 1997:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
 ------------------------------------        ------------------              ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                       252                 237                  94%
 Delta Crossing                              Charlotte, NC                         178                 168                  94%
 Monticello Apartments                       Southfield, MI                        106                 104                  98%
 The Ponds at Georgetown                     Ann Arbor, MI                         134                 128                  96%
                                                                             ---------          ----------         -----------
                                                                                   670                 637                  95%
                                                                             =========          ==========         ===========

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 96% during 1997, compared to 94% during 1996. As a result of the increase in average occupancy and rental rate increases, rental income increased approximately 9% in 1997, compared to 1996. The increase in rental income was partially offset by an increase in real estate operating expenses, primarily an increase of approximately 23% in repairs and maintenance expenses and 15% in labor expenses. This resulted in an increase of approximately 4.4% in net cash flow generated by this property, before debt service, in 1997, compared to 1996. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1997.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 93% in 1997, compared to 92% in 1996. As a result of the increase in occupancy and rental rate increases, rental income increased approximately 2% in 1997, compared to 1996. The increase in rental income was offset by increases of approximately 11% in repairs and maintenance expenses and property improvements, 9% in labor expenses and slight increases in other expenses. Thus, net cash flow generated by this property in 1997 was comparable to 1996. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1997.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 97% in 1997, compared to 96% in 1996. As a result, rental income increased slightly in 1997, compared to 1996. The increase in rental income, was more than offset by increases in real estate operating expenses, primarily an increase of approximately 42% in repairs and maintenance expenses and property improvements and 13% in labor expenses. Thus, net cash flow generated by this property, before debt service, decreased approximately 2.3% in 1997, compared to 1996. Despite the decrease in net cash flow, the property generated cash flow in excess of debt service and was current on its mortgage obligations during 1997.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 97% in 1997 compared to 95% in 1996. Operating revenue increased approximately 8% in 1997 compared to 1996, primarily due to the increase in average occupancy, rental rate increases and an increase in corporate unit rentals. Despite the increase in operating revenue, the Operating Partnership remains in default on its mortgage loan and is delinquent in paying property taxes and insurance. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

America First Capital Source II, L.L.C., and Insured Mortgage Equities II L.P., (referred to as the "General Partners") have conducted a review of their computer systems to identify those areas that could be affected by the "Year 2000" issue and have developed a plan to resolve the issue. The General Partners believe the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse the General Partners for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    5,105,108      $    4,854,898      $    4,656,371
Interest on temporary cash investments
  and U.S. government securities                                               104,411             168,311             218,077
Mortgage-backed securities income                                               82,182              91,982             123,033
Other income                                                                   202,670             161,805             144,967
Gain on sale of mortgage-backed securities                                        _                    -                15,670
                                                                        --------------      --------------      --------------
                                                                             5,494,371           5,276,996           5,158,118
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               2,562,636           2,384,690           2,134,277
Depreciation                                                                   666,758             692,383             704,155
Property development and management fees                                          -                    314              28,769
General and administrative expenses
  Investor servicing                                                           411,005             265,836             221,174
  Professional fees                                                            156,809              38,224              40,234
  Other expenses                                                                23,326              19,734              10,119
Asset management and partnership administration fees                           166,000             166,000             166,000
Amortization                                                                   111,144             111,195             127,296
                                                                        --------------      --------------      --------------
                                                                             4,097,678           3,678,376           3,432,024
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              857                 608               2,220
                                                                        --------------      --------------      --------------
Net income                                                              $    1,397,550      $    1,599,228      $    1,728,314
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1996           From 1995
                                                                        --------------      --------------
Rental income                                                           $      250,210      $      198,527
Interest on temporary cash investments
  and U.S. government securities                                               (63,900)            (49,766)
Mortgage-backed securities income                                               (9,800)            (31,051)
Other income                                                                    40,865              16,838
Gain on sale of mortgage-backed securities                                        -                (15,670)
                                                                        --------------      --------------
                                                                               217,375             118,878
                                                                        --------------      --------------
Real estate operating expenses                                                 177,946             250,413
Depreciation                                                                   (25,625)            (11,772)
Property development and management fees                                          (314)            (28,455)
General and administrative expenses
  Investor servicing                                                           145,169              44,662
  Professional fees                                                            118,585              (2,010)
  Other expenses                                                                 3,592               9,615
Asset management and partnership administration fees                              -                    -
Amortization                                                                       (51)            (16,101)
                                                                        --------------      --------------
                                                                               419,302             246,352
                                                                        --------------      --------------
Minority interest in losses of Operating Partnerships                              249              (1,612)
                                                                        --------------      --------------
Net income                                                              $     (201,678)     $     (129,086)
                                                                        ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation and amortization increased $97,940 from 1996 to 1997. The increase was primarily due to an increase in rental income due to an increase in average occupancy partially offset by higher repairs and maintenance expenses and labor expenses. See the discussion of each property in the Asset Quality section for additional information.

Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $24,013 from 1995 to 1996. The decrease was due to an increase in real estate operating expenses resulting from higher repairs and maintenance expenses, property improvements and administrative expenses. The increase in real estate operating expenses was partially offset by an increase in rental income due primarily to an increase in the average occupancy of Crane's Landing and rental rate increases in certain markets. Also contributing to the partial offsetting of the increase in real estate operating expenses was a decrease in depreciation due to certain personal property becoming fully depreciated and a decrease in amortization due to certain costs becoming fully amortized.

Interest on temporary cash investments and U.S. government securities decreased $63,900 from 1996 to 1997 and $49,766 from 1995 to 1996 due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased $9,800 from 1996 to 1997 and $31,051 from 1995 to 1996 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists of income such as corporate unit rentals, garage rentals, washer/dryer and vending income earned by the properties. Other income increased $40,865 from 1996 to 1997 and $16,838 from 1995 to 1996 primarily due to an increase in corporate unit rentals at The Ponds at Georgetown.

During 1995, the Partnership sold a portion of its mortgage-backed securities and realized a gain of $15,670 on the sale. There were no such sales during either 1996 or 1997.

Property development and management fees decreased $314 from 1996 to 1997 and $28,455 from 1995 to 1996 due to a decrease in the amount of such income earned by the general partners of the Operating Partnerships in accordance with their respective partnership agreement.

Investor servicing expenses increased $145,169 from 1996 to 1997 and $44,662 from 1995 to 1996 due primarily to an increase in salaries and related expenses. The Partnership incurred costs of approximately $126,000 during 1997 in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnership's investors. Excluding such costs, professional fees decreased from 1996 to 1997 and 1995 to 1996 due primarily to a decrease in legal fees. Other expenses increased $3,592 from 1996 to 1997 due to increases in miscellaneous expenses. Other income increased $9,615, from 1995 to 1996 due to increases in travel and other miscellaneous expenses.

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BAC Holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

                                   PART III

     Item 10. Directors and Executive Officers of Registrant. The Registrant has no directors or officers. The general partners of the Registrant are America First Capital Source II, L.L.C., (the "America First General Partner") and Insured Mortgage Equities II L.P., (the "IME II General Partner"), each of which is controlled by America First Companies L.L.C. ("America First"). Collectively, the America First General Partner and the IME II General Partner are referred to as the "General Partners".

	    The following individuals are the officers, directors and managers of the
America First General Partner, the general partner of the IME II General
Partner and America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

                          Director of the general partner of the IME II
                          General Partner                                         1997

Paul L. Abbott   	        President of the America First                          1997
                          General Partner

                          President of the general partner of the IME II
                          General Partner                                         1997


Michael Thesing	          Vice President, Secretary, Treasurer and                1984
                          Manager of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

                          Vice President, Secretary and                           1997
                          Treasurer of the IME II
                          General Partner

William S. Carter, M.D.   Manager of America First                                1994

George Kubat              Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc., and PKS Information Services, Inc.

	    Paul L. Abbott, 52, joined America First in 1997.  From 1988 until 1997,
Mr. Abbott was a Managing Director of Lehman Brothers, Inc. ("Lehman
Brothers").  At Lehman Brothers, Mr. Abbott served as chief executive of over
50 investment funds controlled by Lehman Brothers.  The assets owned by those funds included 50,000 multifamily units; 5,100 manufactured housing sites; 5 million square feet of retail; 950,000 feet of self-service storage; and a variety of other debt and equity real estate investments.  His responsibilities included acquisitions, financings, planning, investment management and workouts.  Mr. Abbott served on various committees responsible for approving acquisitions, financings, sales, workouts and similar decisions.  Prior to joining Lehman Brothers, from 1983 until 1988, Mr. Abbott was a Senior Vice President of Daseke & Co., Inc., a predecessor to Walden
Residential, a NYSE-traded real estate investment trust.  At Daseke, Mr.
Abbott was responsible for asset management of 20,000 multifamily units and arranging over $500 million of financings.

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc.

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

     Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1997, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

     (b)	No director or officers of the General Partners or managers or officers of America First own any BACs.

     (c) There are no arrangements known to the Registrant the operation of which may at any subsequent date result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The members of the America First General Partner are America First Companies L.L.C and Mr. Yanney. The general partner of the IME II General Partner is CS Housing II, Inc. ("CSII"), which is owned by America First. Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is (i) a member, director or executive officer of the America First General Partner or manager or officer of America First or a director or officer of CSII, (ii) a nominee for election as a director or manager of the America First General Partner, or a manager of America First or CSII, (iii) an owner of more than 5% of the BACs or (iv) a member of the immediate family of any of the foregoing persons.

     The Operating Partnership's general partners provide various on-site property development and management services. There were no property development and management fees paid during 1997.

     The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which shall be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee of 0.5% of invested assets will be paid in those years that an 11.5% annual return has been paid to investors on a cumulative basis. Any unpaid amounts will accrue and be payable only after a 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1997, the General Partners earned, and the Registrant incurred $166,000 in such asset management and partnership administration fees.

     During 1997, the Registrant paid or reimbursed the General Partners $494,165 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

    America First Properties Management, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of The Ponds at Georgetown. The property management agreement provides that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager are 3% of gross revenues. Because the Manager is an affiliate of the General Partner the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $31,924.

	                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Report

     Consolidated Balance Sheets of the Registrant as of December 31, 1997, and December 31, 1996.

     Consolidated Statements of Income of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Consolidated Statements of Partners' Capital of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Consolidated Statements of Cash Flows of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Notes to Consolidated Financial Statements of the Registrant.

     Schedule III Real Estate and Accumulated Depreciation for the years ended December 31, 1997, and December 31, 1996.

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

Independent Accountants' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying consolidated balance sheets of Capital Source II L.P.-A and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998						                /s/Coopers & Lybrand L.L.P.










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



Omaha, Nebraska
March 26, 1998				                /s/Coopers & Lybrand L.L.P.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750      $    2,800,750
    Buildings                                                                                   23,055,361          23,055,361
    Personal property                                                                            1,666,485           1,597,666
                                                                                            --------------      --------------
                                                                                                27,522,596          27,453,777
    Less accumulated depreciation                                                               (6,330,294)         (5,664,440)
                                                                                            --------------      --------------
    Net investment in real estate                                                               21,192,302          21,789,337

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                     1,240,992           2,430,937
  Escrow deposits and property reserves                                                          1,104,823             771,061

  Investment in mortgage-backed securities (Note 5)                                              1,050,718           1,171,079
  Interest and other receivables                                                                    19,443              23,125
  Deferred mortgage issuance costs net of accumulated
    amortization of $792,341 in 1997 and $681,197 in 1996                                        1,589,510           1,700,654
  Other assets                                                                                     241,498             220,229
                                                                                            --------------      --------------
                                                                                            $   26,439,286      $   28,106,422
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $    1,118,970      $      874,562
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,067,313           1,099,709
                                                                                            --------------      --------------
                                                                                                 2,733,251           2,521,239
                                                                                            --------------      --------------
  Minority interest                                                                                205,603             206,460
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (331,453)           (312,671)
    Limited Partners ($5.94 per BAC in 1997 and $6.41 in 1996)                                  23,831,885          25,691,394
                                                                                            --------------      --------------
                                                                                                23,500,432          25,378,723
                                                                                            --------------      --------------
                                                                                            $   26,439,286      $   28,106,422
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Income
  Rental income                                                         $    5,105,108      $    4,854,898      $    4,656,371
  Interest on temporary cash investments
    and U.S. government securities                                             104,411             168,311             218,077
  Mortgage-backed securities income                                             82,182              91,982             123,033
  Other income                                                                 202,670             161,805             144,967
  Gain on sale of mortgage-backed securities                                      -                   -                 15,670
                                                                        --------------      --------------      --------------
                                                                             5,494,371           5,276,996           5,158,118
                                                                        --------------      --------------      --------------
Expenses
  Real estate operating expenses                                             2,562,636           2,384,690           2,134,277
  Depreciation                                                                 666,758             692,383             704,155
  Property development and management fees (Note 4)                               -                    314              28,769
  General and administrative expenses (Note 4)
    Investor servicing                                                         411,005             265,836             221,174
    Professional fees                                                          156,809              38,224              40,234
    Other expenses                                                              23,326              19,734              10,119
  Asset management and partnership administration fees (Note 4)                166,000             166,000             166,000
  Amortization                                                                 111,144             111,195             127,296
                                                                        --------------      --------------      --------------
                                                                             4,097,678           3,678,376           3,432,024
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              857                 608               2,220
                                                                        --------------      --------------      --------------
Net income                                                              $    1,397,550      $    1,599,228      $    1,728,314
                                                                        ==============      ==============      ==============
Net income allocated to:
  General Partners                                                      $       13,976      $       15,992      $       17,283
  Limited Holders                                                            1,383,574           1,583,236           1,711,031
                                                                        --------------      --------------      --------------
                                                                        $    1,397,550      $    1,599,228      $    1,728,314
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per BAC                                  $          .34      $          .39      $          .43
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
  Balance at December 31, 1994                                          $     (280,672)     $   28,859,231      $   28,578,559
  Net income                                                                    17,283           1,711,031           1,728,314
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1995                                                (296,207)         27,321,270          27,025,063
  Net income                                                                    15,992           1,583,236           1,599,228
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1996                                                (313,033)         25,655,514          25,342,481
  Net income                                                                    13,976           1,383,574           1,397,550
  Cash distributions paid or accrued (Note 3)                                  (32,818)         (3,248,992)         (3,281,810)
                                                                        --------------      --------------      --------------
                                                                              (331,875)         23,790,096          23,458,221
                                                                        --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1994                                                    -                   -                   -
  Net change                                                                       787              77,955              78,742
                                                                        --------------      --------------      --------------
  Balance at December 31, 1995                                                     787              77,955              78,742
  Net change                                                                      (425)            (42,075)            (42,500)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1996                                                     362              35,880              36,242
  Net change                                                                        60               5,909               5,969
                                                                        --------------      --------------      --------------
                                                                                   422              41,789              42,211
                                                                        --------------      --------------      --------------
Balance at December 31, 1997                                            $     (331,453)     $   23,831,885      $   23,500,432
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    1,397,550      $    1,599,228      $    1,728,314
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                            777,902             803,578             831,451
      Amortization of discount on government securities                         (1,397)             (9,400)            (25,076)
      Loss on disposition of assets                                               -                    282                -
      Property development and management fees                                    -                    314              28,769
      Minority interest in losses of Operating Partnerships                       (857)               (608)             (2,220)
      Gain on sale of mortgage-backed securities                                  -                   -                (15,670)
      Decrease (increase) in interest and other receivables                      3,682              36,242             (27,405)
      Decrease (increase) in escrow deposits and property reserves            (333,762)             57,409             (12,887)
      Increase in other assets                                                 (21,269)            (21,863)            (79,536)
      Increase in accounts payable and accrued expenses                        244,408              21,852             119,621
      Increase (decrease) in due general partners and their affiliates         (32,396)             14,776            (139,065)
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                2,033,861           2,501,810           2,406,296
                                                                        --------------      --------------      --------------
Cash flows from investing activities
  Principal payments received on mortgage-backed securities                    127,727             134,435             178,420
  Acquisition of buildings and construction in progress                           -                (78,587)            (34,527)
  Acquisition of personal property                                             (69,723)           (102,292)           (100,757)
  Maturity (acquisition) of U.S. government securities                            -              2,500,000          (2,468,945)
  Disposition of mortgage-backed securities                                       -                   -                470,667
                                                                        --------------      --------------      --------------
    Net cash provided by (used in) investing activities                         58,004           2,453,556          (1,955,142)
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions                                                             (3,281,810)         (3,281,810)         (3,281,810)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments              (1,189,945)          1,673,556          (2,830,656)
Cash and temporary cash investments at beginning of year                     2,430,937             757,381           3,588,037
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    1,240,992      $    2,430,937      $      757,381
                                                                        ==============      ==============      ==============
Supplemental disclosure of noncash investing activities:
  Write-off of fully depreciated assets                                 $          904      $        -          $         -
  Disposition of buildings                                              $         -         $      17,924       $         -


The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

 B)Investment in Real Estate
   The Partnership's investment in real estate is carried at cost less accumulated depreciation. The carrying value of each property is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recorded based on fair value.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

 F)Income Taxes
   No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $7,271,784 and $7,345,644 at December 31, 1997, and December 31, 1996, respectively.

 G)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H)Net Income per Beneficial Assignment Certificate (BAC)
   Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) during each year presented.

 I)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC as no dilutive common share equivalents existed at December 31, 1997.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

4. Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. Property development and management fees for the years ended December 31, 1996 and 1995 amounted to $314 and $28,769 respectively. No such fees were incurred for the year ended
December 31, 1997. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the terms of the respective Operating Partnership's limited partnership agreement.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees for the years ended December 31, 1997, 1996 and 1995 amounted to $166,000 for each year.

Amounts due to general partners and their affiliates at December 31, 1997 and 1996, are comprised of the following:

                                                                                                      1997                1996
                                                                                            --------------      --------------
Unpaid property development and management fees                                             $      111,791      $       97,015
Operating deficit and construction loans                                                           849,772             874,194
Unpaid asset management and partnership administrative fees                                        105,750             128,500
                                                                                            --------------      --------------
                                                                                            $    1,067,313      $    1,099,709
                                                                                            ==============      ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the years ended December 31, 1997, 1996 and 1995 amounted to $494,165, $313,049 and
$281,606, respectively. These amounts are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of America First Capital Source II, L.L.C. has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $31,924 for 1997 and $4,933 for 1996, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

Cash and temporary cash investments                 $      499,366
GNMA Certificates                                        1,050,718
                                                    --------------
Balance at end of year                              $    1,550,084
                                                    ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009.

At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,008,507, $42,211 and $1,050,718, respectively. At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,134,837, $36,242 and $1,171,079, respectively.

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

6. Parent Company Financial Information Only

Generally accepted accounting principles require that the Partnership's financial statements consolidate the Operating Partnerships since the Partnership holds a majority ownership interest and, through CS Properties II, Inc., it can influence decisions of the general partners in certain circumstances. In the consolidated financial statements, the Partnership's investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the operating partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership's investment in the operating partnership would be eliminated, resulting in the recognition of a gain on the Partnership's financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the Operating Partnerships when the net investment is reduced to zero.

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at December 31, 1997, Partnership capital would increase by $5,454,621 ($1.35 per BAC).

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

The FHA Loan and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loan is subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                                      1997                1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $    1,240,992      $    2,430,937
  Investment in FHA Loan                                                                         6,538,424           6,568,139
  Investment in GNMA Certificates                                                               21,674,940          21,895,675
  Investment in Operating Partnerships                                                          (5,454,621)         (5,198,166)
  Interest receivable                                                                              213,024             219,661
  Other assets                                                                                     162,154             225,743
                                                                                            --------------      --------------
                                                                                            $   24,374,913      $   26,141,989
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      327,513      $      216,298
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   874,481             763,266
                                                                                            --------------      --------------
  Partners' Capital                                                                             23,500,432          25,378,723
                                                                                            --------------      --------------
                                                                                            $   24,374,913      $   26,141,989
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Income

                                                                                                      1997                1996
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    2,499,844      $    2,520,727
  Interest on temporary cash investments
    and U.S. government securities                                                                  91,327             147,530
  Equity in losses of Operating Partnerships                                                      (377,905)           (523,809)
  Other income                                                                                       3,800               6,950
                                                                                            --------------     ---------------
                                                                                                 2,217,066           2,151,398
Expenses
  Operating and administrative                                                                     819,516             552,170
                                                                                            --------------     ---------------
Net income                                                                                  $    1,397,550      $    1,599,228
                                                                                            ==============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                      1997                1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,397,550      $    1,599,228
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of Operating Partnerships                                                   377,905             523,809
      Amortization                                                                                  62,376              62,376
      Other non-cash adjustments                                                                   117,668              16,695
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,955,499           2,202,108
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 257,816             253,258
  Investment in Operating Partnerships                                                            (121,450)               -
  Maturity of U.S. government securities                                                              -              2,500,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                      136,366           2,753,258
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (3,281,810)         (3,281,810)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                  (1,189,945)           1,673,556
Cash and temporary cash investments at beginning of year                                         2,430,937             757,381
                                                                                            --------------      --------------
Cash and temporary cash investments at end of year                                          $    1,240,992      $    2,430,937
                                                                                            ==============      ==============

7. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities:
  Fair values are based on amounts obtained from an independent pricing source.

                                                          At December 31, 1997                    At December 31, 1996
                                                   ----------------------------------      ----------------------------------
                                                         Carrying           Estimated            Carrying           Estimated
                                                           Amount          Fair Value              Amount          Fair Value
                                                   --------------      --------------      --------------      --------------
Cash and temporary cash investments                $    1,240,992      $    1,240,992      $    2,430,937      $    2,430,937
Investment in mortgage-backed securities           $    1,050,718      $    1,050,718           1,171,079           1,171,079

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

8. Summary of Unaudited Quarterly Results of Operations

                                                            First              Second               Third              Fourth
From January 1, 1997, to December 31, 1997                Quarter             Quarter             Quarter             Quarter
                                                   --------------      --------------      --------------      --------------
Total income                                       $    1,353,416      $    1,348,345      $    1,351,644      $    1,440,966
Total expenses                                           (858,776)           (954,972)         (1,005,215)         (1,278,715)
Minority interest in losses of
  Operating Partnerships                                      147                 181                 369                 160
                                                   --------------      --------------      --------------      --------------
Net income                                         $      494,787      $      393,554      $      346,798      $      162,411
                                                   ==============      ==============      ==============      ==============
Net income, basic and diluted, per BAC             $          .12      $          .10      $          .08      $          .04
                                                   ==============      ==============      ==============      ==============


                                                            First              Second               Third              Fourth
From January 1, 1996, to December 31, 1996                Quarter             Quarter             Quarter             Quarter
                                                   --------------      --------------      --------------      --------------
Total income                                       $    1,314,149      $    1,302,210      $    1,306,100      $    1,354,537
Total expenses                                           (794,837)           (798,182)           (903,409)         (1,181,948) (1)
Minority interest in losses of
  Operating Partnerships                                      353                 144                 228                (117)
                                                   --------------      --------------      --------------      --------------
Net income                                         $      519,665      $      504,172      $      402,919      $      172,472
                                                   ==============      ==============      ==============      ==============
Net income per BAC                                 $          .13      $          .12      $          .10      $          .04
                                                   ==============      ==============      ==============      ==============

(1)Real estate operating expenses were higher during the fourth quarter due to adjustments made to certain real estate operating expenses.

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

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

                                                    Costs Capitalized
                             Initial Cost              Subsequent            Gross Amount at December 31, 1997
                            to Partnership           to Acquisition
                     --------------------------  -----------------------  ----------------------------------------
                                                                                          Buildings,
                                                                                        Improvements
                                                                Carrying                and Personal                 Accumulated
                                                                   Costs          Land      Property         Total  Depreciation
Property                     Land      Property  Improvements        (b)           (c)           (d)   (c) and (d)           (e)
-------------------  ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
Ponds at Georgetown  $    261,440  $    269,094  $  4,246,230  $  55,523  $    396,621  $  4,435,666  $  4,832,287  $(1,173,647)
Monticello                402,933       363,117     4,683,322     88,306       411,566     5,126,112     5,537,678   (1,595,196)
Delta Crossing            700,000       461,011     5,730,514     69,565       960,861     6,000,229     6,961,090   (1,588,441)
Crane's Landing           978,902       206,060     8,933,639     72,940     1,031,702     9,159,839    10,191,541   (1,973,010)
                     ------------  ------------  ------------  ---------  ------------  ------------  ------------  ------------
                     $  2,343,275  $  1,299,282  $ 23,593,705  $ 286,334  $  2,800,750  $ 24,721,846  $ 27,522,596  $(6,330,294)
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

                                                    Costs Capitalized
                             Initial Cost              Subsequent            Gross Amount at December 31, 1996
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
                     ============  ============  ============  =========  ============  ============  ============  ============

SCHEDULE III

CAPITAL SOURCE II L.P.-A
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997 and 1996

(a) The Partnership has no encumbrances against this property. Encumbrances recorded by the Operating Partnerships are eliminated in the consolidated financial statements of the Partnership.

(b) Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.

(d)  Reconciliation of Real Estate:

                                                                                  1997                1996
                                                                        --------------      --------------
Balance - beginning of year                                             $   27,453,777      $   27,290,822
Acquisitions                                                                    69,723             180,879
Disposition of assets                                                             (904)            (17,924)
                                                                        --------------      --------------
Balance - end of year                                                   $   27,522,596      $   27,453,777
                                                                        ==============      ==============

(e)  Reconciliation of Accumulated Depreciation:

                                                                                  1997                1996
                                                                        --------------      --------------
Balance - beginning of year                                             $    5,664,440      $    4,989,699
Depreciation expense                                                           666,758             692,383
Disposition of assets                                                             (904)            (17,642)
                                                                        --------------      --------------
Balance - end of year                                                   $    6,330,294      $    5,664,440
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

Date:  March 27, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1998	             By	/s/ Michael B. Yanney*
			                                  Michael B. Yanney,
			                                  Chairman and Chief Executive Officer of
                                     the America First General Partner
                                     (Principal Executive Officer)

                                     Chairman of the Board, President,
                                     Chief Executive Officer and Manager of
                                     America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Michael Thesing
                     			             Michael Thesing, Vice
			                                  President, Secretary and
                     			             Treasurer (Principal Financial Officer)
                                     of the America First General Partner

                                     Vice President, Secretary, Treasurer and
                                     Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ William S. Carter, M.D.*
                     			             William S. Carter, M.D.
                                     Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ George Kubat*
                     			             George Kubat
                                     Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Martin A. Massengale*
                     			             Martin A. Massengale
                                     Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Alan Baer*
                     			             Alan Baer
                                     Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Gail Walling Yanney*
                     			             Gail Walling Yanney
                                     Manager of America First Companies L.L.C.

Date:  March 27, 1998	             By	/s/ Mariann Byerwalter*
                     			             Mariann Byerwalter
                                     Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                        	/s/ Mariann Byerwalter
                                                Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.