Form 10-Q
period 1998-03-31
CAPITAL SOURCE II L P A
filed 1998-05-15
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,055,361          23,055,361
    Personal property                                                                            1,675,557           1,666,485
                                                                                            --------------       -------------
                                                                                                27,531,668          27,522,596
    Less accumulated depreciation                                                               (6,496,209)         (6,330,294)
                                                                                            --------------       -------------
    Net investment in real estate                                                               21,035,459          21,192,302

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                       638,563           1,240,992
  Escrow deposits and property reserves                                                          1,244,779           1,104,823
  Investment in mortgage-backed securities (Note 5)                                                998,930           1,050,718
  Interest and other receivables                                                                    17,060              19,443
  Deferred mortgage issuance costs net of accumulated
    amortization of $820,129 in 1998 and $792,341 in 1997                                        1,561,722           1,589,510
  Other assets                                                                                     214,679             241,498
                                                                                            --------------      --------------
                                                                                            $   25,711,192      $   26,439,286
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $    1,202,646      $    1,118,970
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                          961,847           1,067,313
                                                                                            --------------      --------------
                                                                                                 2,711,461           2,733,251
                                                                                            --------------      --------------
  Minority interest                                                                                205,513             205,603
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (338,516)           (331,453)
    Limited Partners ($5.77 per BAC in 1998 and $5.94 in 1997)                                  23,132,734          23,831,885
                                                                                            --------------      --------------
                                                                                                22,794,218          23,500,432
                                                                                            --------------      --------------
                                                                                            $   25,711,192      $   26,439,286
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Income
  Rental income                                                                             $    1,259,898      $    1,257,440
  Interest on temporary cash investments                                                            16,700              29,971
  Mortgage-backed securities income                                                                 18,881              21,484
  Other income                                                                                      40,254              44,521
                                                                                            --------------      --------------
                                                                                                 1,335,733           1,353,416
                                                                                            --------------      --------------
Expenses
  Real estate operating expenses                                                                   628,702             528,958
  Depreciation                                                                                     165,915             165,982
  Property development and management fees (Note 4)                                                    701                -
  General and administrative expenses (Note 4)
    Investor servicing                                                                             119,620              78,360
    Professional fees                                                                              196,562              11,650
    Other expenses                                                                                  44,212               4,526
  Asset management and partnership administration fees (Note 4)                                     41,500              41,500
  Amortization                                                                                      27,788              27,800
                                                                                            --------------      --------------
                                                                                                 1,225,000             858,776
                                                                                            --------------      --------------
Minority interest in losses of Operating Partnerships                                                   90                 147
                                                                                            --------------      --------------
Net income                                                                                  $      110,823      $      494,787
                                                                                            ==============      ==============
Net income allocated to:
  General Partners                                                                          $        1,108      $        4,948
  Limited Partners                                                                                 109,715             489,839
                                                                                            --------------      --------------
                                                                                            $      110,823      $      494,787
                                                                                            ==============      ==============
Net income, basic and diluted, per BAC                                                      $          .03      $          .12
                                                                                            ==============      ==============


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1998
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
  Balance at December 31, 1997                                          $     (331,875)     $   23,790,096      $   23,458,221
  Net income                                                                     1,108             109,715             110,823
  Cash distributions paid or accrued (Note 3)                                   (8,205)           (812,247)           (820,452)
                                                                        --------------      --------------      --------------
                                                                              (338,972)         23,087,564          22,748,592
                                                                        --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1997                                                     422              41,789              42,211
  Net change                                                                        34               3,381               3,415
                                                                        --------------      --------------      --------------
                                                                                   456              45,170              45,626
                                                                        --------------      --------------      --------------
Balance at March 31, 1998                                               $     (338,516)     $   23,132,734      $   22,794,218
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      110,823      $      494,787
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                                                193,703             193,782
      Amortization of discount on government securities                                               (610)               (402)
      Property development and management fees                                                         701                -
      Minority interest in losses of Operating Partnerships                                            (90)               (147)
      Decrease in interest and other receivables                                                     2,383               1,955
      Increase in escrow deposits and property reserves                                           (139,956)           (123,933)
      Decrease (increase) in other assets                                                           26,819             (16,823)
      Increase in accounts payable and accrued expenses                                             83,676              23,573
      Decrease in due to general partners and their affiliates                                    (106,167)            (43,478)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      171,282             529,314
                                                                                            --------------      --------------
Cash flows from investing activities
  Principal payments on mortgage-backed securities                                                  55,813              36,698
  Acquisition of personal property                                                                  (9,072)             (6,694)
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                       46,741              30,004
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (820,452)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (602,429)           (261,134)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      638,563      $    2,169,803
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

1. Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II L.L.C. (the General Partners).

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

 I) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments charged or credited to Partners' Capital. Comprehensive income for the quarters ended March 31, 1998 and 1997 was as follows:

                                                                               For the             For the
                                                                         Quarter Ended       Quarter Ended
                                                                         Mar. 31, 1998       Mar. 31, 1997
                                                                        --------------      --------------
Net income                                                              $      110,823      $      494,787
Change in net unrealized holding gains (losses)                                  3,415             (14,209)
                                                                        --------------      --------------
Comprehensive income                                                    $      114,238      $      480,578
                                                                        ==============      ==============

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

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

The Operating Partnerships' general partners provide various on-site property development and management services. Property development and management fees amounted to $701 in 1998. Unpaid fees, which are non-interest bearing are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the respective Operating Partnership's limited partnership agreement.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $41,500 were incurred during 1998.

Amounts due to general partners and their affiliates consisted of the following at March 31, 1998:

Unpaid property development and management fees                 $      112,492
Operating deficit and construction loans                               807,855
Unpaid asset management and partnership administrative fees             41,500
                                                                --------------
                                                                $      961,847
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner during 1998 was $354,820. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,024 for 1998 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1998:

Cash and temporary cash investments                             $        1,589
GNMA Certificates                                                      998,930
                                                                --------------
                                                                $    1,000,519
                                                                ==============
The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

March 31, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $953,304, $45,626 and $998,930, respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1998, Partnership capital would increase by $5,560,660 ($1.37 per BAC).

The FHA Loan and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loan is subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            March 31, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $      638,563      $    1,240,992
  Investment in FHA Loan                                                                         6,530,560           6,538,424
  Investment in GNMA Certificates                                                               21,596,610          21,674,940
  Investment in Operating Partnerships                                                          (5,560,660)         (5,454,621)
  Interest receivable                                                                              210,045             213,024
  Other assets                                                                                     145,232             162,154
                                                                                            --------------      --------------
                                                                                            $   23,560,350      $   24,374,913
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      219,164      $      327,513
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   766,132             874,481
                                                                                            --------------      --------------
  Partners' Capital                                                                             22,794,218          23,500,432
                                                                                            --------------      --------------
                                                                                            $   23,560,350      $   24,374,913
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

Parent Company Only
Condensed Statements of Income

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $      621,444      $      626,978
  Interest on temporary cash investments                                                            11,756              28,167
  Equity in losses of Operating Partnerships                                                      (106,039)             (9,528)
  Other income                                                                                       1,150                 800
                                                                                            --------------      --------------
                                                                                                   528,311             646,417
Expenses
  Operating and administrative                                                                     417,488             151,630
                                                                                            --------------      --------------
Net income                                                                                  $      110,823      $      494,787
                                                                                            ==============      ==============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      110,823      $      494,787
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of Operating Partnerships                                                   106,039               9,528
      Amortization                                                                                  15,594              15,594
      Other non-cash adjustments                                                                  (104,652)            (28,715)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      127,804             491,194
                                                                                            --------------      --------------
Cash flow provided by investing activity
  FHA Loan and GNMA Certificate principal payments                                                  90,219              68,124
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                   (820,452)           (820,452)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (602,429)           (261,134)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      638,563      $    2,169,803
                                                                                            ==============      ==============

7. Subsequent Event

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed plan by investors in both partnerships, the partnerships will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the planned merger on a national securities exchange.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in such property. Collectively, the remaining GNMA Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

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

The following FHA Loan and GNMA Certificates were owned by the Partnership at March 31, 1998. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,216,616
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,530,560
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,321,106
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,059,958
Pools of single-family mortgages                        GNMA                 7.58% (1)        2008 to 2009             998,930
                                                                                                                --------------
                                                                                                                $   28,127,170
                                                                                                                ==============
(1)Represents yield to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .0274      $        .1221
  Return of capital                                                                                  .1751               .0804
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .0797      $        .1451
  Paid out of reserves                                                                               .1228               .0574
                                                                                            --------------      --------------
                                                                                            $        .2025      $        .2025
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1998, $497,777 was withdrawn from reserves to supplement regular monthly cash distributions. The total amount held in reserves at March 31, 1998, was $1,000,519 of which $998,930 was invested in mortgage-backed securities.

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

The overall status of the Partnership's investments has remained relatively constant since December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 1998:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 244                 97%
Delta Crossing                               Charlotte, NC                          178                 174                 98%
Monticello Apartments                        Southfield, MI                         106                 103                 97%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 131                 98%
                                                                              ---------          ----------          ----------
                                                                                    670                 652                 97%
                                                                              =========          ==========          ==========

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1998      March 31, 1997           From 1997
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,259,898      $    1,257,440      $        2,458
Interest on temporary cash investments                                          16,700              29,971             (13,271)
Mortgage-backed securities income                                               18,881              21,484              (2,603)
Other income                                                                    40,254              44,521              (4,267)
                                                                        --------------      --------------      --------------
                                                                             1,335,733           1,353,416             (17,683)
                                                                        --------------      --------------      --------------
Real estate operating expenses                                                 628,702             528,958              99,744
Depreciation                                                                   165,915             165,982                 (67)
Property development and management fees                                           701                -                    701
Investor servicing                                                             119,620              78,360              41,260
Professional fees                                                              196,562              11,650             184,912
Other expenses                                                                  44,212               4,526              39,686
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,788              27,800                 (12)
                                                                        --------------      --------------      --------------
                                                                             1,225,000             858,776             366,224
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                               90                 147                 (57)
                                                                        --------------      --------------      --------------
Net income                                                              $      110,823      $      494,787      $     (383,964)
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, decreased $97,207 for the quarter ended March 31, 1998, compared to the same period in 1997. Although rental income increased slightly for the quarter ended March 31, 1998, compared to the same period in 1997, this increase was more than offset by an increase in real estate operating expenses. The increase in real estate operating expenses was primarily due to increases in repairs and maintenance expenses and property improvements at Crane's Landing and increases in taxes, insurance and other administrative costs at several of the Partnership's properties.

Interest on temporary cash investments decreased for the quarter ended March 31, 1998, compared to the same period in 1997, due to withdrawls made from the Partnership's reserves during 1997 and 1998 to supplement distributions to BAC holders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgage-backed securities income decreased for the quarter ended
March 31, 1998, compared to the same period in 1997, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income decreased for the quarter ended March 31, 1998, compared to the same period in 1997, due primarily to a decrease in corporate unit rentals.

Investor servicing expenses increased for the quarter ended March 31, 1998, compared to the same period in 1997, due primarily to an increase in salaries and related expenses. The Partnership incurred costs of approximately $186,500 during 1998 in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnership's investors. Excluding such costs, professional fees decreased $1,600 for the quarter ended March 31, 1998, compared to the same period in 1997, due primarily to a decrease in legal fees. Other expenses increased $39,686 for the quarter ended March 31, 1998, compared to the same period in 1997, primarily due to an increase in consulting fees and travel expenses.

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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

     Item 5.   Other Information

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed plan by investors in both partnerships, the partnerships will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the planned merger on a national securities exchange.

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

Dated:  May 13, 1998       CAPITAL SOURCE II L.P.-A

                           By	 America First Capital
                               Source II L.L.C., General
                               Partner of the Registrant


                           By	 /s/ Michael Thesing
                               Michael Thesing,
                               Vice President and
                               Principal Financial Officer