Form 10-Q
period 1998-06-30
CAPITAL SOURCE II L P A
filed 1998-08-14
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Investment in real estate:
    Land                                                                                    $    2,800,750       $   2,800,750
    Buildings                                                                                   23,055,361          23,055,361
    Personal property                                                                            1,685,797           1,666,485
                                                                                            --------------       -------------
                                                                                                27,541,908          27,522,596
    Less accumulated depreciation                                                               (6,662,128)         (6,330,294)
                                                                                            --------------       -------------
    Net investment in real estate                                                               20,879,780          21,192,302

  Cash and temporary cash investments, at cost
    which approximates market value (Note 5)                                                       654,703           1,240,992
  Escrow deposits and property reserves                                                          1,409,154           1,104,823
  Investment in mortgage-backed securities (Note 5)                                                579,194           1,050,718
  Interest and other receivables                                                                    10,792              19,443
  Deferred mortgage issuance costs net of accumulated
    amortization of $847,912 in 1998 and $792,341 in 1997                                        1,533,939           1,589,510
  Other assets                                                                                     206,965             241,498
                                                                                            --------------      --------------
                                                                                            $   25,274,527      $   26,439,286
                                                                                            ==============      ==============
Liabilities and Partners' Capital (Deficit)
  Liabilities
    Accounts payable and accrued expenses                                                   $    1,305,847      $    1,118,970
    Distribution payable (Note 3)                                                                  546,968             546,968
    Due to general partners and their affiliates (Note 4)                                        1,003,346           1,067,313
                                                                                            --------------      --------------
                                                                                                 2,856,161           2,733,251
                                                                                            --------------      --------------
  Minority interest                                                                                205,440             205,603
                                                                                            --------------      --------------
  Partners' Capital (Deficit)
    General Partners                                                                              (344,328)           (331,453)
    Limited Partners ($5.62 per BAC in 1998 and $5.94 in 1997)                                  22,557,254          23,831,885
                                                                                            --------------      --------------
                                                                                                22,212,926          23,500,432
                                                                                            --------------      --------------
                                                                                            $   25,274,527      $   26,439,286
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    --------------      --------------      --------------      --------------
Income
  Rental income                                     $    1,286,571      $    1,249,784      $    2,546,469      $    2,507,224
  Interest income on temporary cash investments             10,291              26,758              26,991              56,729
  Mortgage-backed securities income                         14,492              20,785              33,373              42,269
  Other income                                              41,738              51,018              81,992              95,539
  Gain on sale of mortgage-backed securities (Note 5)       14,565                -                 14,565                -
                                                    --------------      --------------      --------------      --------------
                                                         1,367,657           1,348,345           2,703,390           2,701,761
                                                    --------------      --------------      --------------      --------------
Expenses
  Real estate operating expenses                           655,490             628,200           1,284,192           1,157,158
  Depreciation                                             165,919             165,983             331,834             331,965
  Property development and management fees (Note 4)           -                   -                    701                -
  General and administrative expenses (Note 4)
    Investor servicing                                     135,515              77,034             255,135             155,394
    Professional fees                                       75,200              10,550             271,762              22,200
    Other expenses                                           6,150               3,905              50,362               8,431
  Asset management and partnership
    administration fees (Note 4)                            41,500              41,500              83,000              83,000
  Amortization                                              27,783              27,800              55,571              55,600
                                                    --------------      --------------      --------------      --------------
                                                         1,107,557             954,972           2,332,557           1,813,748
                                                    --------------      --------------      --------------      --------------
Minority interest in losses of
  Operating Partnerships                                        73                 181                 163                 328
                                                    --------------      --------------      --------------      --------------
Net income                                          $      260,173      $      393,554      $      370,996      $      888,341
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partners                                  $        2,602      $        3,935      $        3,710      $        8,883
  Limited Partners                                         257,571             389,619             367,286             879,458
                                                    --------------      --------------      --------------      --------------
                                                    $      260,173      $      393,554      $      370,996      $      888,341
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BAC              $          .06      $          .10      $          .09      $          .22
                                                    ==============      ==============      ==============      ==============

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                               General             Limited
                                                                              Partners            Partners               Total
                                                                        --------------      --------------      --------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
  Balance at December 31, 1997                                          $     (331,875)     $   23,790,096      $   23,458,221
  Net income                                                                     3,710             367,286             370,996
  Cash distributions paid or accrued (Note 3)                                  (16,409)         (1,624,496)         (1,640,905)
                                                                        --------------      --------------      --------------
                                                                              (344,574)         22,532,886          22,188,312
                                                                        --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1997                                                     422              41,789              42,211
  Net change                                                                      (176)            (17,421)            (17,597)
                                                                        --------------      --------------      --------------
                                                                                   246              24,368              24,614
                                                                        --------------      --------------      --------------
Balance at June 30, 1998                                                $     (344,328)     $   22,557,254      $   22,212,926
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      370,996      $      888,341
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                                387,405             387,565
      Amortization of discount on mortgage-backed securities                                        (1,037)               (711)
      Property development and management fees			                                                      701                -
      Minority interest in losses of Operating Partnerships                                           (163)               (328)
      Gain on sale of mortgage-backed securities                                                   (14,565)               -
      Decrease in interest and other receivables                                                     8,651               2,995
      Increase in escrow deposits and property reserves                                           (304,331)           (323,955)
      Decrease in other assets                                                                      34,533               9,572
      Increase in accounts payable and accrued expenses                                            186,877               7,917
      Decrease in due to general partners and their affiliates                                     (64,668)            (75,034)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      604,399             896,362
                                                                                            --------------      --------------
Cash flows from investing activities
  Proceeds from sale of mortgage-backed securities	                                                374,711                -
  Principal payments on mortgage-backed securities                                                  94,818              64,936
  Acquisition of personal property                                                                 (19,312)            (20,891)
  Acquisition of buildings and construction in progress                                               -                   (200)
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                      450,217              43,845
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,640,905)         (1,640,905)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (586,289)           (700,698)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      654,703      $    1,730,239
                                                                                            ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Write-off of fully depreciated assets                                                     $         -         $        1,936
                                                                                            ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

   The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1998, and results of operations for all periods presented have been made.

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

Capital Source II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

 I)Comprehensive Income
   In the first quarter of 1998, the Partnership adopted Statement of
   Financial Accounting Standards No. 130, "Reporting Comprehensive Income
   (SFAS 130).  SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners.
   Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments charged or credited
		 to Partners' Capital.  Comprehensive income for the quarters and six months ended June 30, 1998 and 1997 was as follows:

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
	                                                    June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    --------------      --------------      --------------      --------------
Net income                                          $      260,173      $      393,554      $      370,996      $      888,341
Unrealized gains (losses) from investments
  Unrealized holding gains (losses) arising
    during the period                                       (7,514)             10,947             (19,391)             (3,262)
  Reclassification adjustment for net (gains)
    losses included in net income                          (13,498)                  0               1,794                   0
                                                    --------------      --------------      --------------      --------------
Change in net unrealized holding gains (losses)            (21,012)             10,947             (17,597)             (3,262)
                                                    --------------      --------------      --------------      --------------
Comprehensive income                                $      239,161      $      404,501      $      353,399             885,079
                                                    ==============      ==============      ==============      ==============

3. Partnership Income, Expenses and Cash Distributions

Profits and losses from normal operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners.
Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


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

The Operating Partnerships' general partners provide various on-site property development and management services. Property development and management fees amounted to $701 in 1998 (none for the quarter ended June 30, 1998). Unpaid fees which are non-interest bearing are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the respective Operating Partnerships Limited partnerships agreement.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $83,000 were incurred during 1998 ($41,500 for the quarter ended June 30, 1998).

Amounts due to general partners and their affiliates consisted of the following at June 30, 1998:

Unpaid property development and management fees                 $      112,492
Operating deficit and construction loans                               807,854
Unpaid asset management and partnership administrative fees             83,000
                                                                --------------
                                                                $    1,003,346
                                                                ==============

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1998 was $515,967 ($161,147 for the quarter ended June 30, 1998). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $20,137 for 1998 ($10,113 for the quarter ended June 30, 1998) and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


5. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1998.

Cash and temporary cash investments                             $       (2,929)
GNMA Certificates                                                      579,194
                                                                --------------
                                                                $      576,265
                                                                ==============


The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the ownership of investments and the operation of the Partnership. The GNMA Certificates mature between 2008 and 2009. At June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $554,580, $24,614 and $579,194, respectively.

In May of 1998, the Partnership sold mortgage-backed securities with a carrying Value of $360,146 for $374,711, thereby recognizing a gain of $14,565 on the sale.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership`s capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership`s limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership`s investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1998, Partnership capital would increase by $5,666,483 ($1.40 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments                                                       $      654,703      $    1,240,992
  Investment in FHA Loan                                                                         6,522,514           6,538,424
  Investment in GNMA Certificates                                                               21,149,726          21,674,940
  Investment in Operating Partnerships                                                          (5,666,483)         (5,454,621)
  Interest receivable                                                                              206,813             213,024
  Other assets                                                                                     129,638             162,154
                                                                                            --------------      --------------
                                                                                            $   22,996,911      $   24,374,913
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable                                                                        $      237,017      $      327,513
    Distribution payable                                                                           546,968             546,968
                                                                                            --------------      --------------
                                                                                                   783,985             874,481
                                                                                            --------------      --------------
  Partners' Capital                                                                             22,212,926          23,500,432
                                                                                            --------------      --------------
                                                                                            $   22,996,911      $   24,374,913
                                                                                            ==============      ==============


Parent Company Only
Condensed Statements of Income

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $    1,237,723      $    1,252,549
  Interest income on temporary cash investments                                                     19,317              52,614
  Equity in losses of Operating Partnerships                                                      (211,862)           (118,159)
  Other income                                                                                       2,700               1,550
  Gain on sale of mortgage-backed securities                                                        14,565                -
                                                                                            --------------      --------------
                                                                                                 1,062,443           1,188,554
Expenses
  Operating and administrative                                                                     691,447             300,213
                                                                                            --------------      --------------
Net income                                                                                  $      370,996      $      888,341
                                                                                            ==============      ==============

CAPITAL SOURCE II L.P.-A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


Parent Company Only
Condensed Statements of Cash Flows

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      370,996      $      888,341
    Adjustments to reconcile net income to net cash
      from operating activities
      Equity in losses of Operating Partnerships                                                   211,862             118,159
      Amortization                                                                                  31,188              31,188
      Gain on sale of mortgage-backed securities                                                   (14,565)                -
      Other non-cash adjustments                                                                   (83,994)           (104,539)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      515,487             933,149
                                                                                            --------------      --------------
Cash flows from investing activities
  FHA Loan and GNMA Certificate principal payments                                                 164,418             128,508
  Proceeds from sale of mortgage-backed securities                                                 374,711                -
  Investment in Operating Partnerships                                                                -               (121,450)
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                      539,129               7,058
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions                                                                                 (1,640,905)         (1,640,905)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (586,289)           (700,698)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      654,703      $    1,730,239
                                                                                            ==============      ==============


7. Proposed Merger

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a prospectus/consent solicitation statement of the Partnership and Capital Source I L.P., a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed merger by investors in both partnerships, the partnerships and their respective general partners will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate junior notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the proposed merger on a national securities exchange. The limited partners of the Partnership will receive a prospectus/consent solicitation statement in the future, at which time they will have the opportunity to vote on the proposed merger.

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

The following FHA Loan and GNMA Certificates were owned by the Partnership at June 30, 1998. Interest income from the FHA Loan and GNMA Certificates is the primary source of cash available for distribution to investors.

                                                  Guaranteed              Interest                Maturity           Principal
Property Name                                  or Insured by                  Rate                    Date             Balance
-----------------------------------          ---------------          ------------          --------------      --------------
Crane's Landing                                         GNMA                 8.75%              12-15-2030      $   10,203,641
Delta Crossing                                           FHA                 9.10%              10-01-2030           6,522,514
Monticello Apartments                                   GNMA                 8.75%              11-15-2029           5,313,616
The Ponds at Georgetown                                 GNMA                 9.00%              12-15-2029           5,053,275
Pools of single-family mortgages                        GNMA                 7.58% (1)        2008 to 2009             579,194
                                                                                                                --------------
                                                                                                                $   27,672,240
                                                                                                                ==============
(1)Represents yield to the Partnership.

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .0916      $        .2193
  Return of capital                                                                                  .3134               .1857
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1922      $        .2879
  Paid out of reserves                                                                               .2128               .1171
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1998, $862,441 was withdrawn from reserves to supplement regular monthly cash distributions ($364,664 for the quarter ended June 30, 1997). The total amount held in reserves at June 30, 1998, was $576,265.

The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at current levels. However, in light of available cash flow and reserves, the level of distributions will be reduced effective with the distribution payable in September. A reduction in the distribution is required so that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a preliminary agreement has been reached between all parties to the transaction. The general partners of the Operating Partnership which owns The Ponds at Georgetown have agreed to withdraw from the partnership; CS Properties II, Inc., which is owned by affiliates of the General Partner of the Partnership and currently serves as a special limited partner for such Operating Partnership, would become a substitute general partner along with CS Properties I, Inc. which currently serves as the special limited partner representing the partnership interests of Capital Source I, the owner of a portion of the limited partnership interests in the Operating Partnership. It is anticipated that the mortgage loan will be rewritten at its original principal amount at a lower interest rate with anticipation that cash flow from the property will be sufficient to cover all of the property's cash needs, including the mortgage and taxes. Capital Source II, along with Capital Source I, will be obligated to fund a portion of the delinquent taxes and other outstanding amounts in conjunction with this agreement.

The overall status of the Partnership's other investments has remained relatively constant since March 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership as of June 30, 1998:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 245                 97%
Delta Crossing                               Charlotte, NC                          178                 164                 92%
Monticello Apartments                        Southfield, MI                         106                 105                 99%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 131                 98%
                                                                              ---------          ----------          ----------
                                                                                    670                 645                 96%
                                                                              =========          ==========          ==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Rental income                                                           $    1,286,571      $    1,249,784      $       36,787
Interest income on temporary cash investments                                   10,291              26,758             (16,467)
Mortgage-backed securities income                                               14,492              20,785              (6,293)
Other income                                                                    41,738              51,018              (9,280)
Gain on sale of mortgage backed securities                                      14,565                -                 14,565
                                                                        --------------     ---------------      --------------
                                                                             1,367,657           1,348,345              19,312
                                                                        --------------     ---------------      --------------
Real estate operating expenses                                                 655,490             628,200              27,290
Depreciation                                                                   165,919             165,983                 (64)
Investor servicing                                                             135,515              77,034              58,481
Professional fees                                                               75,200              10,550              64,650
Other expenses                                                                   6,150               3,905               2,245
Asset management and partnership administration fees                            41,500              41,500                -
Amortization                                                                    27,783              27,800                 (17)
                                                                        --------------     ---------------      --------------
                                                                             1,107,557             954,972             152,585
                                                                        --------------     ---------------      --------------
Minority interest in losses of Operating Partnerships                               73                 181                (108)
                                                                        --------------     ---------------      --------------
Net income                                                              $      260,173     $       393,554      $     (133,381)
                                                                        ==============     ===============      ==============

CAPITAL SOURCE II L.P.-A
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Rental income                                                           $    2,546,469      $    2,507,224      $       39,245
Interest income on temporary cash investments                                   26,991              56,729             (29,738)
Mortgage-backed securities income                                               33,373              42,269              (8,896)
Other income                                                                    81,992              95,539             (13,547)
Gain on sale of mortgage-backed securities                                      14,565                -                 14,565
                                                                        --------------      --------------      --------------
                                                                             2,703,390           2,701,761               1,629
                                                                        --------------      --------------      --------------
Real estate operating expenses                                               1,284,192           1,157,158             127,034
Depreciation                                                                   331,834             331,965                (131)
Property development and management fees                                           701                -                    701
Investor servicing                                                             255,135             155,394              99,741
Professional fees                                                              271,762              22,200             249,562
Other expenses                                                                  50,362               8,431              41,931
Asset management and partnership administration fees                            83,000              83,000                -
Amortization                                                                    55,571              55,600                 (29)
                                                                        --------------      --------------      --------------
                                                                             2,332,557           1,813,748             518,809
                                                                        --------------      --------------      --------------
Minority interest in losses of Operating Partnerships                              163                 328                (165)
                                                                        --------------      --------------      --------------
Net income                                                              $      370,996      $      888,341      $     (517,345)
                                                                        ==============      ==============      ==============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $9,578 for the quarter and decreased $87,629 for the six months ended June 30, 1998, respectively, compared to the same periods in 1997. Rental income increased for the quarter and six months ended
June 30, 1998, compared to the same period in 1997, primarily due to increases in rental revenue at Delta Crossing and at Monticello Apartments. These
increases resulted primarily from increases in average occupancy.   The
increase in rental income for the quarter was partially offset by an overall increase in real estate operating expenses. The increase in rental income for the six months was more than offset by an increase in real estate operating expenses primarily due to increases in repairs and maintenance expenses and property improvements at Crane's Landing and increases in taxes, insurance and other administrative costs at several of the Partnership's properties.

Interest income on temporary cash investments decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Other income consists primarily of income such as corporate unit rentals, garage rentals, washer/dryer and vending income generated by the Partnership's properties. Other income decreased for the quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997, due primarily to a decrease in corporate unit rentals.

During the quarter and six months ended June 30, 1998, the Partnership recorded a gain of $14,565 on the sale of mortgage-backed securities held in its reserves. No such sale or gain occurred during the comparable periods in 1997.

CAPITAL SOURCE II L.P.-A

Investor servicing costs increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due primarily to increases in salaries and related expenses. Salaries and related expenses increased as additional management time was incurred in conjunction with the proposed merger described in Note 7 to the consolidated financial statements. Excluding costs of $66,300 and $252,800 incurred in connection with the proposed merger, for the quarter and six months ended June 30, 1998, respectively, professional fees decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, primarily due to a decrease in legal fees. Other expenses increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, primarily due to an increase in consulting fees and travel expenses.

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

Item 3.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

CAPITAL SOURCE II L.P.-A

PART II.  OTHER INFORMATION

     Item 5.   Other Information

          On May 7th, 1998, a Registration Statement on Form S-4 was filed by
          America First Real Estate Investment Company, Inc. (the Company)
          with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets and investment objectives similar to the Partnership.  Upon approval of the proposed plan by investors in
	         both partnerships, the partnerships will be combined into the Company which will be engaged in the business of making real estate and related investments.  At their election and subject to certain limitations,  investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company
          (the Common Stock) or variable rate notes (the Notes ) of the
          Company.  The Company intends to list shares of Common Stock issued pursuant to the planned merger on a national securities exchange.

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

Dated:  August 13, 1998      CAPITAL SOURCE II L.P.-A

                           By	 America First Capital
                               Source II, L.L.C., General
                               Partner of the Registrant


                           By	 /s/ Michael Thesing
                               Michael Thesing,
                               Vice President and
                               Principal Financial Officer