Form 10-K/A
period 1997-12-31
CAPITAL SOURCE II L P A
filed 1998-11-04
CIK 799410

FORM 10-K/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  3
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  3
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . .  8
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . .  9
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  . . 9

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . 	10
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  12
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  12
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  12

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                                    PART I

     Item 1. Business. Capital Source II L.P. A (the "Registrant" or the "Partnership") hereby amends Items 1,2,5,6,7,8,10,13 and 14 of its Form 10-K filed for the fiscal year ended December 31, 1997 to restate its financial statements to reflect the Registrants investments in Operating Partnerships on the equity method of accounting. Such investments had previously been consolidated by the Registrant as more fully described in Note 2.H. to the financial statements. Accordingly the financial statements, supplementary tables and related disclosures have all been restated to the new basis of accounting. The financial statements appearing in the Partnership's 10K for the year ending December 31, 1997, should not be relied upon.

					Capital Source II L.P.-A was formed in August 1986 under the Delaware
Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests
(the "Partnership Equity Investments") in the limited partnerships (the
"Operating Partnerships") which construct and operate these properties.  The
Registrant's investment objectives generally are to (i) preserve and protect the Registrant's capital; (ii) provide quarterly cash distributions to investors; and (iii) achieve increasing current income and long-term capital appreciation through increases in income from the Partnership Equity
Investments.  Originally, there was a fourth investment objective which was to make the BACs freely transferable 24 to 36 months after the Partnership commenced operations by qualifying the BACs for quotation on NASDAQ.  However, at a Special Meeting of BAC Holders on December 17, 1990, amendments to the
Partnership Agreement were approved to only allow limited transferability of
BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

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
                                                       ========                     ===============

     Depreciation is taken by the Operating Partnerships on each property on a straight-line basis over the estimated useful lives of the various components of the properties ranging from five to 40 years.

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

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1997       December 31, 1996
                   -----------------       -----------------
Income             $     .4082             $     .5240
Return of Capital        .4018                   .2860
                   -----------------       -----------------
Total              $     .8100             $     .8100
                   =================       =================






PAGE>                               - 3 -

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

                                       	            							For the        For the	       For the	       For the        For the
		                                      												  	 Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                    													  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994  Dec. 31, 1993
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	   						           $  2,499,844   $  2,520,727   $  2,561,901   $  2,526,266   $  2,715,851
Interest income on temporary cash investments
  and U.S. government securities                            91,327        147,530      	 200,678        181,315        345,962
Equity in losses of Operating Partnerships	      					    (121,450)          -          (109,900)      (209,805)      (343,842)
Other income                                                 3,800          6,950          4,650          2,900          2,050
Gain on sale of mortgage-backed securities                    -              -            15,670           -              -
Operating and administrative expenses                     (819,516)      (552,170)      (499,903)      (479,388)      (464,457)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                    					  $  1,654,005   $  2,123,037   $ 	2,173,096   $  2,021,288   $  2,255,564
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .41   $   		 .52   $        .54  $     	   .50    	$     4.0702
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC            $      .8100   $      .8100   $      .8100   $      .8100   $      .8100
                                                      =============  =============  =============  =============  =============
Investment in FHA Loans                	              $  6,538,424   $  6,568,139   $  6,595,251   $  6,619,989   $  6,642,560
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	   			           $ 21,674,940   $ 21,895,675   $ 22,142,421   $ 22,799,369   $ 20,976,662
                                                      =============  =============  =============  =============  =============
Total assets	                              			        $ 29,829,534   $ 31,340,155   $ 32,541,767   $ 33,589,321   $ 34,883,519
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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Regular monthly distributions

Income                                                                  $        .4082      $        .5240      $        .5364
  Return of capital                                                              .4018               .2860               .2736
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                          .5172      $        .6019      $        .6497
  Paid out of reserves                                                           .2928               .2081               .1603
                                                                        --------------      --------------      --------------
                                                                        $        .8100      $        .8100      $        .8100
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

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partners ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and FHA Loan, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to access their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partners may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities are expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partners believe that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's GNMA Certificates or FHA Loan encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BAC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BAC holders or in the processing of transfers of BACs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partners do not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its GNMA Certificates and FHA Loan, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

Asset Quality

The FHA Loan and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the Operating Partnerships.

The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the fair value of such properties, however; the ultimate realized values may vary from these estimates. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

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

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 93% in 1997, compared to 92% in 1996. As a result of the increase in occupancy and rental rate increases, rental income increased approximately 3% in 1997, compared to 1996. The increase in rental income was offset by increases of approximately 11% in repairs and maintenance expenses and property improvements, 9% in labor expenses and slight increases in other expenses. Thus, net cash flow generated by this property in 1997 was comparable to 1996. The property generated cash flow in excess of debt service and was current on its mortgage obligations during 1997.

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

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1997 		    Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    2,499,844      $    2,520,727	     $    2,561,901
Interest income on temporary cash investments
  and U.S. government securities                                                91,327             147,530		           200,678
Equity in losses of Operating Partnerships 		                                 (121,450)               -               (109,900)
Other income                                                                     3,800               6,950               4,650
Gain on sale of mortgage-backed securities                                        -                   -   		            15,670
                                                                         --------------     ---------------     ---------------
				                                                                         2,473,521           2,675,207           2,672,999
Operating and administrative expenses                                          819,516             552,170 		          499,903
                                                                         --------------     ---------------     ---------------
Net income	                                                              $   1,654,005      $    2,123,037	     $    2,173,096
                                                                         ==============     ===============     ===============

























                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1996 		        From 1995
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $      (20,883)     $      (41,174)
Interest income on temporary cash investments
  and U.S. government securities                                               (56,203)            (53,148)
Equity in losses of Operating Partnerships                                    (121,450)            109,900
Other income                                                                    (3,150)              2,300
Gain on sale of mortgage-backed securities   	                                    -                (15,670)
                                                                         --------------     ---------------
				                                                                          (201,686)              2,208
Operating and administrative expenses                                          267,346              52,267
                                                                         --------------     ---------------
Net income	                                                              $    (469,032)     $      (50,059)
                                                                         ==============     ===============

Mortgage-backed securities income decreased $20,883 from 1996 to 1997 and $41,174 from 1995 to 1996. The decreases were due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest on temporary cash investments and U.S. government securities decreased $56,203 from 1996 to 1997 and $53,148 from 1995 to 1996. The decreases were due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

The recognition of equity in losses of Operating Partnerships have been suspended, limited to the extent distributions are received and capital investments are made.

The Partnership made additional investments in certain Operating Partnerships during 1997 and 1995. As such, Equity in losses of Operating Partnerships was recorded in 1997 and 1995 to the extent of the additional investments. No such investments were made and no equity in losses was recorded in 1996.

During 1995, the Partnership sold a portion of its mortgage-backed securities and realized a gain of $15,670 on the sale. There were no such sales during either 1996 or 1997.

Operating and administrative expenses increased $267,346 from 1996 to 1997. Approximately $126,000 of such increase was due to costs incurred in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnership's investors. The remaining increase of $141,346 from 1996 to 1997 was due primarily to increases in salaries and related expenses. Operating and administrative expenses increased $52,267 from 1995 to 1996 primarily due to increases in salaries and related expenses.

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

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and InfoUSA.

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

   Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1997, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

     During 1997, the Registrant paid or reimbursed the General Partners $494,165 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

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

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Report

     Balance Sheets of the Registrant as of December 31, 1997, and December 31, 1996.

     Statements of Income of the Registrant for the years ended
     December 31, 1997, December 31, 1996, and December 31, 1995.

     Statements of Partners' Capital (Deficit) of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Statements of Cash Flows of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Notes to Financial Statements of the Registrant.

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

          24.	Power of Attorney (incorporated herein by reference to form 10-K
					dated December 31, 1997, filed pursuant to section 13 or 15(d) of the
					Securities Exchange Act of 1934 by Capital Source II L.P.-A (Commission
					File No. 0-16862)).

     (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Accountants' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying balance sheets of Capital Source II L.P.-A as of December 31, 1997 and 1996, and the related statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2.H., the accompanying financial statements have been restated to reflect the investments made by Capital Source II L.P. in Operating Partnerships on the equity method of accounting. Such investments had previously been consolidated by Capital Source II L.P..

Omaha, Nebraska
October 23, 1998				               					 KPMG Peat Marwick LLP

CAPITAL SOURCE II L.P.-A
Balance Sheets

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    1,240,992      $    2,430,937
 Investment in FHA Loan (Note 5)                                                                 6,538,424           6,568,139
 Investment in GNMA Certificates (Note 5)                                                       21,674,940          21,895,675
 Investment in Operating Partnerships (Note 6)                                                        -                   -
 Interest receivable                                                                               213,024             219,661
 Other assets                                                                                      162,154             225,743
                                                                                            ---------------     ---------------
                                                                                            $   29,829,534      $   31,340,155
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                                $      327,513      $      216,298
		Distribution payable (Note 4)		                                                                  546,968             546,968
                                                                                            ---------------     ---------------
                                                                                             		    874,481             763,266
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                                (276,907)           (260,689)
 	Beneficial Assignment Certificate Holders
			($7.29 per BAC in 1997 and $7.69 in 1996)	                                                   29,231,960          30,837,578
                                                                                            ---------------     ---------------
                                                                                          		    28,955,053          30,576,889
                                                                                            ---------------     ---------------
                                                                                      				  $   29,829,534      $   31,340,155
                                                                                            ===============     ===============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 5)                             $    2,499,844      $    2,520,727      $    2,561,901
	Interest income on temporary cash investments
  and U.S. government securities                                                91,327             147,530             200,678
 Equity in losses of Operating Partnerships (Note 6)   		                     (121,450)               -               (109,900)
 Other income                                                                    3,800               6,950               4,650
 Gain on sale of mortgage-backed securities                                       -                   -                 15,670
     	                                                                  ---------------     ---------------     ---------------
                                                                             2,473,521           2,675,207           2,672,999
Expenses
	Operating and administrative expenses (Note 7)		                              819,516             552,170             499,903
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,654,005      $    2,123,037      $    2,173,096
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $       16,540      $       21,230      $       21,731
	BAC Holders		                                                               1,637,465           2,101,807           2,151,365
                                                                        ---------------     ---------------     ---------------
			                                                                     $    1,654,005      $    2,123,037      $    2,173,096
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $          .41      $          .52      $          .54
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                 4,011,101           4,011,101           4,011,101
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997


                                                           General             BAC
                                                          Partners            Holders               Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net
 unrealized holding gains)
  Balance at December 31, 1994,																					$					(280,672)					$			28,859,231						$			28,578,559
   as previously reported
  Effect of restatement (Note 2.I.)																									42,296											4,187,279											4,229,575
																																																					---------------     ---------------     ---------------
  Balance at December 31, 1994, as restated               (238,376)         33,046,510      	   32,808,134
  Net income                                                21,731           2,151,365           2,173,096
  Cash distributions paid or accrued (Note 4)              (32,818)         (3,248,992)         (3,281,810)
                                                     ---------------     ---------------     ---------------
  Balance at December 31, 1995                            (249,463)         31,948,883   	      31,699,420
  Net income				                                            21,230		         2,101,807  	        2,123,037
  Cash distributions paid or accrued (Note 4)		            (32,818)		       (3,248,992)         (3,281,810)
                                                      ---------------     ---------------     ---------------
  Balance at December 31, 1996                            (261,051)         30,801,698          30,540,647
  Net income                                                16,540           1,637,465           1,654,005
  Cash distributions paid or accrued (Note 4)              (32,818)         (3,248,992)         (3,281,810)
                                                    ---------------     ---------------     ---------------
                                                   	      (277,329)         29,190,171          28,912,842
                                                    ---------------     ---------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1994                                 -                   -                   -
  Net change                                                   787              77,955              78,742
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1995                                  787              77,955              78,742
  Net change                                                  (425)            (42,075)            (42,500)
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1996                                  362              35,880              36,242
  Net change                                                    60               5,909               5,969
                                                    ---------------     ---------------     ---------------
                                                               422              41,789              42,211
                                                    ---------------     ---------------     ---------------
Balance at December 31, 1997                        $     (276,907)     $   29,231,960      $   28,955,053
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $    1,654,005      $    2,123,037      $   2,173,096
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                             121,450                -               109,900
   Amortization of discount on mortgage-backed securties																								(1,397)													(9,400)											(25,076)
   Gain on sale of mortgage-backed securities				                                 -                   -               (15,670)
   Decrease (increase) interest receivable 																																						6,637              26,654        	   (15,159)
   Decrease in other assets																																																					63,589             	62,156           		62,871
   Increase (decrease) in accounts payable																																					111,215             		 (339)           (17,582)
																																																																								---------------     ---------------     ---------------
   Net cash provided by operating activities                                 1,955,499           2,202,108           2,272,380
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                 257,816             253,258             286,952
 Maturity of U.S. government securities                                           -              2,500,000                -
 Disposition of mortgage-backed securities                                        -                   -                470,667
 Investment in Operating Partnerships                                         (121,450)               -               (109,900)
 Acquisition of U.S. government securities                                        -                   -             (2,468,945)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by (used in) investing activities                          136,366           2,753,258          (1,821,226)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                     (3,281,810)         (3,281,810)         (3,281,810)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	             (1,189,945)          1,673,556          (2,830,656)
Cash and temporary cash investments at beginning of year  				               2,430,937             757,381           3,588,037
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $    1,240,992      $    2,430,937      $      757,381
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

1. Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II, L.L.C. (the General Partners).

The Partnership was formed to invest principally in federally-insured mortgages on multifamily housing properties and limited partnership interests in the Operating Partnerships which construct and operate these properties. Each federally insured loan is guaranteed in amounts equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). Hereinafter, the Partnership's investments in such mortgages are referred to as investments in mortgage-backed securities. The Operating Partnerships are geographically located as follows: (i) two in Michigan; and, (ii) one each in Florida and North Carolina.

CS Properties II, Inc. which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the operating partnerships' assets.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2035.

2. Summary of Significant Accounting Policies

 A)Method of Accounting
   The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

 	B)	Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
				available-for-sale, or trading.  Investments classified as
    held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by references
				to published sources.  Any unrealized gains or losses are excluded from
				earnings and reflected as a separate component of partners' capital.
				Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and adjustments to the component of partners'
				capital.  The Partnership does not have investment securities classified
			 as trading.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

	C)	Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method. The investments
				by the Partnership in the Operating Partnership were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnerships suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions net of distribution received, to the Operating Partnerships
			 by the Partnership.  The Operating Partnerships are not insured or
				guaranteed.  The	value of these investments is a function of the value of
			 the real estate owned by the Operating Partnerships.  With regard to the
			 Operating	Partnerships, the Partnership has no legal obligation to provide
			 additional cash support as they are not the general partner, nor have they
			 indicated any commitment to provide this support; accordingly they have
				not reduced their investment in these operating partnerships below zero.

  D)Income Taxes
   No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $1,817,163 and $2,147,478 at December 31, 1997, and December 31, 1996, respectively.

 E)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 F)Net Income per Beneficial Assignment Certificate (BAC)
   Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) during each year presented.

 G)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC as no dilutive common share equivalents existed at December 31, 1997.

 H)Restatement
			The Partnership holds a majority ownership interest and through
			Capital Source Properties II, Inc. can influence the decisions of the
			general	partners of the Operating Partnerships in certain
			circumstances.		Accordingly, the Partnership had consolidated the
			Operating Partnerships since inception.  In 1998 it was determined that
			this influence did not	constitute	control of the Operating Partnerships.
			Therefore, the accompanying financial statements have been restated to
			deconsolidate the Operating Partnerships and to account for the
			investments in Operating Partnerships under the equity method of accounting
			rather than consolidation.

			Under the equity method of accounting, the Partnership's investments are
			adjusted to reflect its share of Operating Partnership profits or losses
			and distributions.  As required by consolidation accounting, the Partnership
			had recorded losses from the Operating Partnerships substantially in excess
			of its investments.  As previously disclosed, the Partnership is not
			the general	partner, nor is it obliged to fund the negative balances.  Under
			equity accounting, the Partnership does not reduce the carrying value of
			its investments below zero.  As restated, investments in the Operating
			Partnerships are reflected at zero and profits and losses are recorded
			based on capital	contributions made and distributions received from the
		 Operating Partnerships.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

			The restatement increased partners' capital at December 31, 1994 by
			$4,229,575	which was the negative balance of the investment in Operating
			Partnerships at that date.  The restatement further increased net income for
			1997, 1996 and 1995 by $256,455, $523,809 and $444,782, respectively.  Net
		 income per BAC (basic and diluted) increased by $.07, $.13 and $.11,
			respectively.

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

Cash and temporary cash investments				                               $      499,366
GNMA Certificates                                                          1,050,718
                                                                      ---------------
                              					                                   $    1,550,084
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to mortgage backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage backed securities.

4. Partnership Income, Expenses and Cash Distributions

Profits and losses from continuing operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners. Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the financial statements represent the actual cash distributions made during each year and the change in cash distributions accrued at the end of each year.

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

5.	Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal Housing Administration (FHA) loans. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA loan is guaranteed as to the full and timely payment of principal and interest on the underlying loans.

At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,008,507, $42,211, and $1,050,718, respectively. At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $27,162,646, $331,442, and $27,494,088, respectively.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

At December 31, 1996, the total amortized costs, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,134,837, $36,242 and $1,171,079, respectively. At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $27,292,735, $211,781, and $27,504,516, respectively.

During 1995, the Partnership sold a portion of the securities in the available -for-sale portfolio. The total amortized cost and realized gain for sales of securities classified as available-for-sale were $454,997 and $15,670, respectively.

Prior to June 30, 1995, the Partnership classified all investment securities as held-to-maturity. However, during the quarter ending June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and aggregate fair value of the securities transferred were $4,283,759, $67,199, $4,350,958, respectively.

Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1997, are as follows:

																																																																																																																									Income
                                                           	  Number    Interest       Maturity    	 	  Carrying         Earned
Type of Security and Name	          	Location               of Units    	   Rate      	    Date		         Amount        in 1997
-------------------------------     	-------------------   ----------  ----------   ------------   --------------   ------------
Held-to-Maturity
	FHA Loan:
 	Delta Crossing                      Charlotte, NC              178      9.10%          10/01/30  $   6,538,424     $   596,257
	GNMA Certificates:
	 Crane's Landing                     Winter Park, FL            252      8.75%          12/15/30     10,229,304         897,020
 	Monticello Apartments               Southfield, MI             106      8.75%          11/15/29      5,328,430         467,367
 	The Ponds at Georgetown             Ann Arbor, MI              134      9.00%          12/15/29      5,066,488         457,018
																																																																																																			--------------    ------------
																																																																																																						20,624,222							1,821,405
																																																																																																			--------------    ------------
																																																																																																						27,162,646							2,417,662
Availible-for-sale:
	GNMA Certificates:
	 Pools of single-family properties                                       7.58% (1)   2008 to 2009 	  	1,050,718 (2)      82,182
                                                                                                 	 --------------    ------------
Balance at December 31, 1997                                                                   				$ 	28,213,364     $ 2,499,844
                                                                                                  	==============    ============
(1) Represents yield to the Partnership
(2) Reserve account asset See Note 3.




















CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $  	28,463,814      $   28,737,672      $   29,419,358
	Additions
			Amortization of discount on mortgage-backed securities																								1,397        			    1,470       				    1,951
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                                 5,969  											(22,070)             58,312
	Deductions
		Mortgage principal payments received                                        (257,816)           (253,258)           (286,952)
		Disposition of mortgage-backed securities                                       - 														    -            	 	(454,997)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $ 		28,213,364      $   28,463,814      $   28,737,672
                                                                        ===============     ===============     ===============

6.	Investment in Operating Partnerships

The Partnership's Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loan held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1997, are as follows:

                                                                                                                  			Equity in
                                                                                                                     Losses of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -      $       -
Crane's Landing               Winter Park, FL          Crane's Landing Partner, Ltd.               				    -              -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -          (121,450)
                                                                                                    ------------   ------------
Balance at December 31, 1997                                                            					       $      -       $  (121,450)
                                                                                                    ============   ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $         -         $          -        $          -
	Addition
  Investment in Operating Partnerships                                        121,450                 -                109,900
 Deduction
		Equity in losses of Operating Partnerships                          							(121,450)                -               (109,900)
	                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $         -          $ 	       -         $         -
                                                                       ===============      ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Combined Financial Statements of the Operating Partnerships are as follows:

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS BALANCE SHEET


                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:
		Land																						                                                              	$  		2,800,750      $    2,800,750
		Buildings																				                                                               	24,396,923          24,396,923
 	Personal Property																																																																													1,666,485											1,597,666
																					                                                   																				  --------------     ---------------
																																																																																															28,864,158										28,795,339
Less accumulated depreciation															                                                 		(6,598,576)									(5,899,183)
																																																																																														--------------     ---------------

 	Net investment in real estate                                                             	  22,265,582          22,896,156

		Cash and temporary cash investments, at cost
			which approximates market value	                                                             	 491,562           	 283,185
		Escrow deposits and property reserves                                                      				 613,261			 									487,876
		Interest and other receivables																																																																				7,442															5,450
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																					1,428,684											1,477,452
  Other assets																																																																																				234,560													211,891
																																																																																														--------------     ---------------
																																																																																											$			25,041,091						$			25,362,010
																																																																																														==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    $      850,743      $      740,469
		Mortgage loan payable										                                                           		 27,164,788          27,294,690
		Intercompany interest payable																																																																			247,487         			 248,281
		Due to general partners and their affiliates                                                	   961,563     							 971,209
	                                                                                            	---------------     ---------------
																																																																																															29,224,581          29,254,649
																																																																																														---------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                             (4,183,490)         (3,892,639)
 	Limited Partners																																																																																					-              				 -
                                                                                           	 ---------------     ---------------
																																																																																															(4,183,490)         (3,892,639)

                                                                                          	$  	25,041,091     $ 	 	25,362,010
                                                                                           	 ===============   	 ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS INCOME STATEMENT
                                                                         Dec. 31, 1997        Dec. 31, 1996      	Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				5,105,108      $  	 4,854,898      $		  4,656,371
	Interest on temporary cash investments
		and U.S. government securities																																																13,084         				 20,781   				       17,399
 Other income		                                                              		198,870      			    154,855    			      140,317
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	5,317,062      	    5,030,534         	 4,814,087
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																													2,504,026	          2,325,848     	     2,075,218
 Depreciation expense			                                              							 700,297													725,922          		 737,694
 Property development and management fees                                     			 -   				            314       				   28,769
	Interest expense											                                              	 2,476,272       		  2,487,587      		   2,497,927
 Amortization																																																																		48,768        				  48,819   					      64,920
                                                                        ---------------     ---------------    	---------------
			                                                                     	   5,729,363      	  	 5,588,490      	 	  5,404,528
                                                                        ---------------     ---------------    	---------------
Net Loss					                                                          	$    (412,301)      $	   (557,956)      $   	(590,411)
    		                                                                  ===============     ===============     ===============
Net Loss allocated to:
 General Partners																																																												(290,851)     		    (557,956)     	 	   (480,541)
	Limited Partners																																																												(121,450)																-														(109,900)
																																																																								---------------     ---------------    	---------------
																														                                        	 $	   (412,301)    		$     557,956)     	$ 	  (590,441)
	                                                                       ===============     ===============     ===============

Financial Statements
CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS CASH FLOW
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1997        Dec. 31, 1996      	Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$					(412,301)     $  		 (557,956)     $		  	(590,441)
		Adjustments to reconcile net loss to net cash
		provided by operating activities
			Depreciation and amortization																																															749,065      				 	 774,741      					  802,614
			Property development and management fees																																								-         				 					314   				       28,769
			Decrease (increase) in interest and other receivables                     		(1,992)      				    10,467													(11,443)
			Decrease (increase) in escrow deposits and property reserves        	   		(125,385)      	 			   63,524       				 	 56,250
			Decrease in other assets																																																			(22,669)													(21,816)												(64,138)
			Increase in accounts payable and accrued expenses																										110,274															22,040													137,065
			Decrease in intercompany interest payable																																					(794)																(728)															(665)
			Increase (decrease) in due to general partners and their affiliates									(9,646)														15,090												(110,296)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities																																			286,552														305,676													247,715
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities
			Acquisition of real estate																																																					-															(60,663)												(34,527)
			Acquisition of personal property																																											(68,819)	          (102,292)     	 	   (100,757)
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	 				                       							 (68,819)											(162,955)        		 (135,284)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities
 		Principal payments on mortgage loan payable  		                           (129,902)  				     (118,650)    					  (108,374)
			Capital contributions																																																						121,450        							  -   					    	  109,900
			Other net																                                              							(904)       				 (17,956)      		 		  27,391
                                                                        ---------------     ---------------    	---------------
  	Net cash provided by (used in) financing activities	                  	   		(9,356)      	  	 (136,606)     	 				  28,917
                                                                        ---------------     ---------------    	---------------
Net increase in cash and temporary cash investments                     	    	208,377      	  				  6,115      			   	141,348
Cash and temporary cash investments at beginning of year																						283,185													277,070													135,722
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																						$					491,562							$					283,185							$					277,070
																																																																								===============     ===============     ===============

7. Transactions with Related Parties

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

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the years ended December 31, 1997, 1996 and 1995 amounted to $494,165, $313,049 and
$281,606, respectively. These reimbursed amounts are presented on a cash basis and do not reflect accruals made at each year end.

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

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

		Cash and temporary cash investments, interest receivable, other assets,
		accounts payable, distribution payable:  Fair value approximates the carrying
		value of such assets.

  Investment in FHA Loan and GNMA Certificates:  Fair values are based on
	 prices obtained from an independent pricing source, adjusted for estimated
		prepayments.

                                                        At December 31, 1997                    At December 31, 1996
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $    1,240,992      $    1,240,992      $    2,430,937      $    2,430,937
Investment in FHA Loan                          $    6,538,424      $  		6,645,393      $    6,568,139      $    6,644,328
Investment in GNMA Certificates                 $   21,674,940 					$			21,899,413      $	  21,895,675   		 $   22,031,267


10.	Summary of Unaudited Quarterly Results of Operations (Restated)

                                                        First		            Second	               Third		            Fourth
From January 1, 1997, to December 31, 1997	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $      655,945 	    $      529,318      $      646,693      $      641,565
Total expenses					                                   (151,630)		         (148,583)           (164,872)           (354,431)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      504,315 	    $      380,735 	    $      481,821      $      287,134
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          .12 	    $          .10 	    $          .12      $          .07
														                                  ===============     ===============     ===============     ===============

								                                                 First		            Second		             Third		            Fourth
From January 1, 1996, to December 31, 1996		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      679,515 	    $      674,522 	    $     	659,196 	    $      661,974
Total expenses							                                 (140,501)		         (141,908)		         (140,608)		         (129,153)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      539,014 	    $      532,614 	    $     	518,588 	    $      532,821
														                                  ===============     ===============     ===============     ===============
Net income per BAC						                        $          .13 	    $          .13 	    $          .13    	 $          .13
														                                  ===============     ===============     ===============     ===============

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

Date:  October 26, 1998

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  October 26, 1998       		   By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  October 26, 1998	      		   By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date:  October 26, 1998	    		     By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	      		   By	/s/ George Kubat*
			                                George Kubat
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	 		        By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	      		   By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	  		       By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  October 26, 1998	    		     By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing