Form 10-Q/A
period 1998-06-30
CAPITAL SOURCE II L P A
filed 1998-11-04
CIK 799410

FORM 10-Q/A

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

                YES   X                  NO

Part I.  Financial Information
Item 1.  Financial Statements
CAPITAL SOURCE II L.P.-A
BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     654,703       $   1,240,992
 Investment in FHA Loan (Note 5)                                                              	  6,522,514           6,538,424
 Investment in GNMA Certificates (Note 5)                                                       21,149,726          21,674,940
 Investment in Operating Partnerships (Note 6)                                                        -                   -
 Interest receivable								               																																																				    206,813             213,024
 Other assets                                                                                      129,638             162,154
                                                                                             --------------      --------------
                                                                                             $  28,663,394       $  29,829,534
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 7)                                                                  $     237,017       $     327,513
  Distribution payable (Note 4)                                                                    546,968             546,968
                                                                                             --------------      --------------
                                                                                                   783,985             874,481
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (287,663)           (276,907)
  Beneficial Assignment Certificate Holders
  ($7.02 per BAC in 1998 and $7.29 in 1997)                                                     28,167,072          29,231,960
                                                                                             --------------      --------------
                                                                                                27,879,409          28,955,053
                                                                                             --------------      --------------
                                                                                             $  28,663,394       $  29,829,534
                                                                                             ==============      ==============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      616,279      $      625,571      $    1,237,723      $    1,252,549
 Interest income on temporary cash investments               7,561              24,447              19,317              52,614
 Equity in losses of Operating Partnerships                   -               (121,450)               -               (121,450)
 Other income                                                1,550                 750               2,700               1,550
 Gain on sale of mortgage-backed securities                 14,565                -                 14,565                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           639,955             529,318           1,274,305           1,185,263
Expenses
 Operating and administrative expenses (Note 7)            273,959             148,583             691,447             300,213
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      365,996      $      380,735      $      582,858      $      885,050
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partners                                   $        3,660      $        3,807      $        5,829      $        8,851
 Limited Partners                                          362,336             376,928             577,029             876,199
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      365,996      $      380,735      $      582,858      $      885,050
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .09      $          .10      $          .15      $          .22
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
	Partners' Capital (Deficit) (excluding net unrealized holding gains)
	Balance at December 31, 1997, as previously reported																			$				(331,875)				 $ 		 23,790,096      $   23,458,221
	Effect of restatement (Note 2.H.)																																													54,546												5,400,075											5,454,621
																																																																								--------------     ----------------     ---------------
 Balance at December 31, 1997, as restated                              	    (277,329)     	    29,190,171      	   28,912,842
 Net income                                                                     5,829              577,029             582,858
 Cash distributions paid or accrued (Note 4)                                  (16,409)          (1,624,496)         (1,640,905)
                                                                        --------------     ----------------     ---------------
                                                                             (287,909)          28,142,704          27,854,795
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                     422               41,789              42,211
 Net change                                                                      (176)             (17,421)            (17,597)
                                                                        --------------     ----------------     ---------------
                                                                                  246               24,368              24,614
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1998                                                $    (287,663)     $    28,167,072      $   27,879,409
                                                                        ==============     ================     ===============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      582,858      $      885,050
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships                                                        -                121,450
    Amortization of discount on mortgage-backed securities                                          (1,037)               (711)
    Gain on the sale of mortgage-backed securities                                                 (14,565)               -
    Decrease in interest receivable                                                                  6,211               3,743
    Decrease in other assets																					                                                  	32,516           	  28,265
    Decrease in accounts payable                                                                   (90,496)           (104,648)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                      	   515,487             933,149
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments received                                         164,418             128,508
 Disposition of mortgage-backed securities                                                         374,711                -
 Investment in Operating Partnerships                                                                 -               (121,450)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	539,129               7,058
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (1,640,905)         (1,640,905)
                                                                                            ---------------     --------------
Net decrease in cash and temporary cash investments                                               (586,289)           (700,698)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      654,703      $    1,730,239
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended
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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources. Any unrealized gains or losses are excluded from
				earnings and reflected as a separate component of partners' capital.
				Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and adjustments to the component of partners'
				capital.  The Partnership does not have investment securities classified
			 as trading.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnership were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnerships suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions net of distributions received,  to the Operating Partnerships
			 by the Partnership.  The Operating Partnerships are not insured or
				guaranteed.  The value of these investments is a function of the value of
			 the real estate owned by the Operating Partnerships.  With regard to the
				Operating Partnerships, the Partnership is not the general partner and it
			 has no legal obligation to provide additional cash support nor has it
			 indicated any commitment to provide this support; accordingly it has	not
			 reduced its investment in these Operating Partnerships below zero.

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Assignment Certificate (BAC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 E) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income Per BAC
    Net income per BAC has been calculated based on the number of BACs outstanding (4,011,101) for all periods presented.

 G) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 was as follows:


                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
	                                                    June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    --------------      --------------      --------------      --------------
Net income                                          $      365,996      $      380,735      $      582,858      $      885,050
Unrealized gains (losses) from investments
  Unrealized holding gains (losses) arising
    during the period                                       (7,514)             10,947             (19,391)             (3,262)
  Reclassification adjustment for net (gains)
    losses included in net income                          (13,498)                  -               1,794                   -
                                                    --------------      --------------      --------------      --------------
Change in net unrealized holding gains (losses)            (21,012)             10,947             (17,597)             (3,262)
                                                    --------------      --------------      --------------      --------------
Comprehensive income                                $      344,984      $ 					391,682      $      565,261      $      881,788
                                                    ==============      ==============      ==============      ==============








CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

H) Restatement
			The Partnership holds a majority ownership interest and through CS
			Properties II, Inc. can influence the decisions of the general partners of
			the Operating Partnerships in certain circumstances.  Accordingly, the
			Partnership had consolidated the Operating Partnerships since inception.
			In 1998, it was determined that this influence did not constitute control
			of the Operating Partnerships.  Therefore, the accompanying financial
			statements have been restated to deconsolidate the Operating Partnerships
			and to account for the investments in Operating Partnerships under the
			equity method of accounting rather than consolidation.

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

			The restatement increased partners' capital at December 31, 1997 by
			$5,454,621, which was the negative balance of the Investment in Operating
			Partnerships at that date.  The restatement further increased net income
			for the quarter and six months ended June 30, 1998, by $105,823 and
			$211,862, respectively.  Net income per BAC increased $.03 and $.05.  The
			restatement further decreased net income for the quarter and six
			months ended June 30, 1997, by $12,819 and $3,291, respectively.  The
			restatement had no impact on net income per BAC.


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
                                                                ==============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the Partnership's investment in its mortgage backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage backed securities.

4. Partnership Income, Expenses and Cash Distributions

Profits and losses from continuing operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners. Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the financial statements represent the actual cash distributions made during each period and the change in cash distributions accrued at the end of each period.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

5. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal Housing Administration (FHA) Loans. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA Loans are guaranteed as to the full and timely payment of principal and interest on the underlying loans.

At June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $554,580, $24,614 and $579,194, respectively. At June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of mortgage-backed securities were $27,093,046, $431,561 and $27,524,607, respectively.

In May of 1998, the Partnership sold mortgage-backed securities with a carrying value of $360,146 for $374,711, thereby recognizing a gain of $14,565 on the sale.

Descriptions of the Partnership's mortgage-backed securities at June 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,203,641
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,313,616
     The Ponds at Georgetown              Ann Arbor, MI                 134       9.00%        12-15-2029         5,053,275
                                                                                                             ---------------
																																																																																																																	20,570,532

 FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,522,514
                                                                                              					 								 ---------------
                                                                                                             $   27,093,046
																																																																																																													===============
Available-for-sale
  GNMA Certificates:
     Pools of single-family mortgages                                             7.58% (1)  2008 to 2009           579,194 (2)
                                                                                                             ---------------
  Balance at June 30, 1998                                                                                   $   27,672,240
                                                                                              							 							---------------

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - See Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                                        	  $   28,213,364
  Addition
   Amortization of discount on mortgage-backed securities                                                             1,037
  Deductions
   FHA Loan and GNMA Certificate principal payments received                                                       (164,418)
   Disposition of mortgage backed securities                                                              	       	(360,146)
   Change in net unrealized holding gains                                                                           (17,597)
                                                         											                                         ---------------
Balance at June 30, 1998           																																																																 		     		$			27,672,240
																																																																																																													===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

Descriptions of the Operating Partnerships held at June 30, 1998, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at June 30, 1998                                                            					      					 $ 		  -
																																																																																																				============


7.	Transactions with Related Parties

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

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1998 was $515,967 ($161,147 for the quarter ended June 30, 1998). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $20,137 for 1998 ($10,113 for the quarter ended June 30, 1998) and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

8. Proposed Merger

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a prospectus/consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed merger by investors in both partnerships, the partnerships and their respective general partners will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate junior notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the proposed merger on a national securities exchange. The limited partners of the Partnership will receive a prospectus/consent solicitation statement in the future, at which time they will have the opportunity to vote on the proposed merger.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1439      $        .2184
  Return of capital                                                                                  .2611               .1866
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1922      $        .2879
  Paid out of reserves                                                                               .2128               .1171
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
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

The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at current levels. However, in light of available cash flow and reserves, the level of distributions will be reduced effective with the distribution payable in October. A reduction in the distribution is required so that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

Asset Quality

The FHA Loan and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the Operating Partnerships. The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the fair value of such properties; however, the ultimate realized values may vary from these estimates.

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a preliminary agreement has been reached between all parties to the transaction. The general partners of the Operating Partnership which owns The Ponds at Georgetown have agreed to withdraw from the partnership; CS Properties II, Inc., which is owned by affiliates of the General Partner of the Partnership and currently serves as a special limited partner for such Operating Partnership, would become a substitute general partner along with CS Properties I, Inc. which currently serves as the special limited partner representing the partnership interests of Capital Source I, the owner of a portion of the limited partnership interests in the Operating Partnership. It is anticipated that the mortgage loan will be rewritten at its original principal amount at a lower interest rate with anticipation that cash flow from the property will be sufficient to cover all of the property's cash needs, including the mortgage and taxes. Capital Source II, along with Capital Source I, have agreed to contribute additional capital for delinquent taxes and other outstanding amounts in conjunction with this agreement.

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

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      616,279      $      625,571      $       (9,292)
Interest income on temporary cash investments                                    7,561              24,447             (16,886)
Equity in losses of Operating Partnerships                                        -               (121,450)            121,450
Other income                                                                     1,550                 750                 800
Gain on sale of mortgage-backed securities                                      14,565                -                 14,565
                                                                        ---------------     ---------------     ---------------
                                                                               639,955             529,318             110,637
Operating and administrative expenses                                          273,959             148,583             125,376
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      365,996      $      380,735      $      (14,739)
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    1,237,723      $    1,252,549      $      (14,826)
Interest income on temporary cash investments                                   19,317              52,614             (33,297)
Equity in losses of Operating Partnerships                                        -               (121,450)            121,450
Other income                                                                     2,700               1,550               1,150
Gain on sale of mortgage-backed securities                                      14,565                -                 14,565
                                                                        ---------------     ---------------     ---------------
                                                                             1,274,305           1,185,263              89,042
Operating and administrative expenses                                          691,447             300,213             391,234
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      582,858      $      885,050      $     (302,192)
                                                                        ===============     ===============     ===============

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

The recognition of equity in losses of Operating Partnerships have been suspended, limited to the extent distributions are received and capital investments are made. During the quarter and six months ended June 30, 1997, the Partnership made additional investments in Operating Partnerships of $121,450. The Partnership recorded equity in losses of Operating Partnerships, for the respective periods to the extent of the additional investments. No such additional investments were made and no equity in losses was recorded for the quarter and six months ended June 30, 1998.

During the quarter and six months ended June 30, 1998, the Partnership recorded a gain of $14,565 on the sale of mortgage-backed securities held in its reserves. No such sale or gain occurred during the comparable periods in 1997.

Operating and administrative expenses increased $125,376 for the quarter and $391,234 for the six months ended June 30, 1998, respetively, compared to the same periods in 1997. Approximately $66,300 and $252,800 of such increase for the quarter and six months ended June 30, 1998, respectively, was due to costs incurred in connection with the proposed merger described in Note 8 to the financial statements. The remaining increase for the quarter and six months was due primarily to increases in salaries and related expenses, consulting fees and travel expenses.

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


PART II.  OTHER INFORMATION

     Item 5.   Other Information

               On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the
               Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets
               and investment objectives similar to the Partnership.  Upon approval of the proposed plan by investors in both
               partnerships, the partnerships and their respective general
															partners will be combined into the Company which will be
															engaged in the business of making real estate and related
															investments.  At their election and subject to certain
															limitations, investors in each partnership will receive, in
														 exchange for their partnership units, shares of common stock in
														 the Company (the Common Stock) or variable rate junior notes
															(the Notes) of the Company.  The Company intends to list shares
														 of Common Stock issued pursuant to the planned merger on a
															national securities exchange.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership of Capital Source II
                    L.P.-A (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's
                    Post-Effective Amendment No. 4 dated February 5, 1987 to
																				the Registration Statement on Form S-11 (Commission File
																				No. 0-16862)).

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


		                                 CAPITAL SOURCE II L.P.-A

		                                 By	America First Capital
			                                   Source I L.L.C., General
			                                   Partner of the Registrant


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Dated:  October 26, 1998