Form 10-Q
period 1998-09-30
CAPITAL SOURCE II L P A
filed 1998-11-17
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     458,703       $   1,240,992
 Investment in FHA Loan (Note 5)                                                              	  6,514,280           6,538,424
 Investment in GNMA Certificates (Note 5)                                                       20,560,766          21,674,940
 Investment in Operating Partnerships (Note 6)                                                        -                   -
 Interest receivable								               																																																				    203,878             213,024
 Other assets                                                                                      114,044             162,154
                                                                                             --------------      --------------
                                                                                             $  27,851,671       $  29,829,534
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 7)                                                                  $     132,885       $     327,513
  Distribution payable (Note 4)                                                                    303,871             546,968
                                                                                             --------------      --------------
                                                                                                   436,756             874,481
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (292,309)           (276,907)
  Beneficial Assignment Certificate Holders
  ($6.91 per BAC in 1998 and $7.29 in 1997)                                                     27,707,224          29,231,960
                                                                                             --------------      --------------
                                                                                                27,414,915          28,955,053
                                                                                             --------------      --------------
                                                                                             $  27,851,671       $  29,829,534
                                                                                             ==============      ==============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      606,852      $      624,302      $    1,844,575      $    1,876,851
 Interest income on temporary cash investments               8,462              20,991              27,779              73,605
 Equity in losses of Operating Partnerships               (359,113)               -               (359,113)           (121,450)
 Other income                                                1,400               1,400               4,100               2,950
 Gain on sale of mortgage-backed securities                 38,535                -                 53,100                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           296,136             646,693           1,570,441           1,831,956
Expenses
 Operating and administrative expenses (Note 7)            158,660             164,872             850,107             465,085
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      137,476      $      481,821      $      720,334      $    1,366,871
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partners                                   $        1,375      $        4,818      $        7,203      $       13,669
 Limited Partners                                          136,101             477,003             713,131           1,353,202
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      137,476      $      481,821      $      720,334      $    1,366,871
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .03      $          .12      $          .18      $          .34
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
	Partners' Capital (Deficit) (excluding net unrealized holding gains)
	Balance at December 31, 1997, as previously reported																			$				(331,875)				 $ 		 23,790,096      $   23,458,221
	Effect of restatement (Note 2.H.)																																													54,546												5,400,075											5,454,621
																																																																								--------------     ----------------     ---------------
 Balance at December 31, 1997, as restated                              	    (277,329)     	    29,190,171      	   28,912,842
 Net income                                                                     7,203              713,131             720,334
 Cash distributions paid or accrued (Note 4)                                  (22,183)          (2,196,078)         (2,218,261)
                                                                        --------------     ----------------     ---------------
                                                                             (292,309)          27,707,224          27,414,915
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                     422               41,789              42,211
 Net change                                                                      (422)             (41,789)            (42,211)
                                                                        --------------     ----------------     ---------------
                                                                                 -                    -                   -
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1998                                           $    (292,309)     $    27,707,224      $   27,414,915
                                                                        ==============     ================     ===============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      720,334      $    1,366,871
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships                                                     359,113             121,450
    Amortization of discount on mortgage-backed securities                                          (1,422)             (1,018)
    Gain on the sale of mortgage-backed securities                                                 (53,100)               -
    Decrease in interest receivable                                                                  9,146               5,248
    Decrease in other assets																					                                                  	48,110           	  46,003
    Decrease in accounts payable                                                                  (194,628)            (62,210)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                      	   887,553           1,476,344
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments received                                         235,617             189,488
 Disposition of available for sale mortgage-backed securities                                      915,012                -
 Investment in Operating Partnerships                                                             (359,113)           (121,450)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	791,516              68,038
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (2,461,358)         (2,461,357)
                                                                                            ---------------     --------------
Net decrease in cash and temporary cash investments                                               (782,289)           (916,975)
Cash and temporary cash investments at beginning of period                                       1,240,992           2,430,937
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      458,703      $    1,513,962
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

1.	Organization

Capital Source II L.P.-A (the Partnership) was formed on August 22, 1986, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities II L.P. and America First Capital Source II L.L.C. (the General Partners).

The Partnership was formed to invest principally in federally-insured mortgages on multifamily housing properties and limited partnership interests in Operating Partnerships which construct and operate these properties. Each federally insured loan is guaranteed in amounts equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). Hereinafter, the Partnership's investments in such mortgages are referred to as investments in mortgage-backed securities. The Operating Partnerships are geographically located as follows: (i) two in Michigan; and, (ii) one each in Florida and North Carolina.

CS Properties II, Inc. which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties II, Inc. also serves as a co-general partner of The Ponds at Georgetown.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2035.

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended
    December 31, 1997.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1998, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)


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

 G) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 was as follows:

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
	                                                   Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    --------------      --------------      --------------      --------------
Net income                                          $      137,476      $      481,821      $      720,334      $    1,366,871
Unrealized gains (losses) from investments
  Unrealized holding gains (losses) arising
    during the period                                       30,280               9,350              10,889               6,088
  Reclassification adjustment for net (gains)
    losses included in net income                          (54,894)                  -             (53,100)                  -
                                                    --------------      --------------      --------------      --------------
Change in net unrealized holding gains (losses)            (24,614)              9,350             (42,211)              6,088
                                                    --------------      --------------      --------------      --------------
Comprehensive income                                $      112,862      $ 					491,171      $      678,123      $    1,372,959
                                                    ==============      ==============      ==============      ==============








CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

H) Restatement
			The Partnership holds a majority ownership interest and through CS
			Properties II, Inc. can influence the decisions of the general partners of
			the Operating Partnerships in certain circumstances.  Accordingly, the
			Partnership had consolidated the Operating Partnerships since inception.
			In 1998, it was determined that this influence did not constitute control
			of the Operating Partnerships.  Therefore, the accompanying 1997 financial
			statements have been restated to deconsolidate the Operating Partnerships
			and to account for the investments in Operating Partnerships under the
			equity method of accounting rather than consolidation.

			Under the equity method of accounting, the Partnership's investments are adjusted to reflect its share of Operating Partnership profits or losses and distributions.  As required by consolidation accounting, the
   Partnership had recorded losses from the Operating Partnerships
   substantially in excess of its investments.  As previously disclosed,	the
   Partnership is not the general partner, nor is it obliged to fund the negative balances.  Under equity accounting, the Partnership does not reduce the carrying value of its investments below zero.  As restated, investments in the Operating Partnerships are reflected at zero and profits and losses are recorded based on capital contributions made and distributions received from the Operating Partnerships.

			The restatement increased partners' capital at December 31, 1997 by
   $5,454,621, which was the negative balance of the Investment in Operating
   Partnerships at that date.  The	restatement further increased net income
   for the quarter and nine	months ended September 30, 1997, by $135,023 and
   $131,732 respectively.  The restatement increased net income per BAC by
   $.03 for each the quarter and nine months ended September 30, 1997 respectively.



3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1998.

Cash and temporary cash investments                             $    	 163,749
                                                                ==============


The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for other contingencies related to the Partnership's investment in mortgage-backed securities and the operation of the Partnership.


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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

At September 30, 1998, there were no available-for-sale securities. At September 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity mortgage-backed securities were $27,075,046, $414,516 and $27,489,562, respectively.

During May and August of 1998, the Partnership sold available-for-sale mortgage-backed securities with an amortized cost of $861,912 for $915,012, thereby recognizing a gain of $53,100 on the sale.

Descriptions of the Partnership's mortgage-backed securities at September 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,190,372
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,305,957
     The Ponds at Georgetown              Ann Arbor, MI                 134       9.00%        12-15-2029         5,064,437
                                                                                                             ---------------
																																																																																																																	20,560,766

 FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,514,280
                                                                                              					 								 ---------------
  Balance at September 30, 1998                                                                              $   27,075,046
                                                                                              							 							===============

  (1) Represents yield to the Partnership.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                                        	  $   28,213,364
  Addition
   Amortization of discount on mortgage-backed securities                                                             1,422
  Deductions
   FHA Loan and GNMA Certificate principal payments received                                                       (235,617)
   Disposition of available-for-sale mortgage backed securities                                                   	(861,912)
   Change in net unrealized holding gains                                                                           (42,211)
                                                         											                                         ---------------
Balance at September 30, 1998           																																																																 		  $			27,075,046
																																																																																																													===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

6.	Investment in Operating Partnerships

The Partnership's Investment in Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loan held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the Operating Partnerships held at September 30, 1998, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at September 30, 1998                                                       					      					 $ 		  -
																																																																																																				============


7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. As a result of a reduction in the level of distributions effective with the distribution payable in October, less than 6.5% annual return will be paid to investors during 1998. Accordingly, the asset management and partnership administration fee has been reduced from $166,000 to $50,000 annually. Asset management and partnership administration fees of $37,500 were incurred during 1998.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1998 was $635,082 ($119,115 for the quarter ended September 30, 1998). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $30,720 for 1998 ($10,583 for the quarter ended September 30, 1998) and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

8. Proposed Merger

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a prospectus/consent solicitation statement of the Partnership and Capital Source L.P., a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed merger by investors in both partnerships, the partnerships and their respective general partners will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate junior notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the proposed merger on a national securities exchange. The investors of the Partnership will receive a prospectus/consent solicitation statement in the future, at which time they will have the opportunity to vote on the proposed merger.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1778      $        .3374
  Return of capital                                                                                  .3697               .2701
                                                                                            --------------      --------------
                                                                                            $        .5475      $        .6075
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .3361      $        .4257
  Paid out of reserves                                                                               .2114               .1818
                                                                                            --------------      --------------
                                                                                            $        .5475      $        .6075
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1998, $856,415 was withdrawn from reserves to supplement regular monthly cash distributions ($6,026 was placed in reserves for the quarter ended September 30, 1998). The total amount held in reserves at September 30, 1998, was $163,749.

The Partnership has been supplementing cash flow from operations with withdrawals from reserves in order to maintain distributions at current levels. However, in light of available cash flow and reserves, the level of distributions was reduced effective with the distribution for the month of August payable in October. A reduction in the distribution was required so that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements.
The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a settlement agreement was executed on September 30, 1998 whereby the unaffiliated general partners of the Operating Partnership which owns The Ponds at Georgetown agreed to withdraw from the Operating Partnership effective as of June 1, 1998. CS Properties II, Inc., which is owned by the General Partners of the Partnership and serves as a special limited partner for such Operating Partnership, became a substitute general partner along with CS Properties I, Inc. which serves as the special limited partner representing the partnership interests of Capital Source I, the owner of a portion of the limited partnership interests in the Operating Partnership. In addition, in September of 1998, the mortgage loan to the Operating Partnership was modified by increasing the outstanding principal amount to the original principal amount and lowering the interest rate. In conjunction with the settlement agreement and the restructuring of the Operating Partnership's mortgage loan, the Partnership made an additional equity contribution of $359,113 to the Operating Partnership in September of 1998. The additional equity contribution was primarily used to pay outstanding taxes on the property.
Cash flow from the property is now anticipated to be sufficient to cover all of the Operating Partnership's cash needs, including mortgage payments and taxes. As a result of the restructuring of the mortgage loan, the Partnership's and Capital Source I's GNMA Certificate related to the Ponds at Georgetown was repaid and a new GNMA Certificate was issued in October of 1998. The interest rate on the reissued GNMA Certificate is 7.85% compared to the repaid GNMA Certificate of 9%. Although the Partnership will receive less interest on the reissued GNMA Certificate, the General Partners believe that the restructuring described herein will better position the Operating Partnership to provide future equity returns to the Partnership.

The overall status of the Partnership's other investments has remained relatively constant since June 30, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 1998:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 242                 96%
Delta Crossing                               Charlotte, NC                          178                 167                 94%
Monticello Apartments                        Southfield, MI                         106                 106                100%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 132                 99%
                                                                              ---------          ----------          ----------
                                                                                    670                 647                 97%
                                                                          	   =========          ========== 									==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      606,852      $      624,302      $      (17,450)
Interest income on temporary cash investments                                    8,462              20,991             (12,529)
Equity in losses of Operating Partnerships                                    (359,113)               -               (359,113)
Other income                                                                     1,400               1,400                -
Gain on sale of mortgage-backed securities                                      38,535                -                 38,535
                                                                        ---------------     ---------------     ---------------
                                                                               296,136             646,693            (350,557)
Operating and administrative expenses                                          158,660             164,872              (6,212)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      137,476      $      481,821      $     (344,345)
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    1,844,575      $    1,876,851      $      (32,276)
Interest income on temporary cash investments                                   27,779              73,605             (45,826)
Equity in losses of Operating Partnerships                                    (359,113)           (121,450)           (237,663)
Other income                                                                     4,100               2,950               1,150
Gain on sale of mortgage-backed securities                                      53,100                -                 53,100
                                                                        ---------------     ---------------     ---------------
                                                                             1,570,441           1,831,956            (261,515)
Operating and administrative expenses                                          850,107             465,085             385,022
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      720,334      $    1,366,871      $     (646,537)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997, due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. During the quarter and nine months ended September 30, 1998, the Partnership made additional investments in Operating Partnerships of $359,113. The Partnership recorded equity in losses of Operating Partnerships, for the respective periods to the extent of the additional investments. Additional investments in Operating Partnerships were also made were made during the nine months ended September 30, 1997 of $121,450. No additional investments or equity in losses were recorded for the quarter ended September 30, 1998.

During the quarter and nine months ended September 30, 1998, the Partnership recorded a gain of $38,535 and $53,100, respectively, on the sale of mortgage-backed securities held in its reserves. No such sale or gain occurred during the comparable periods in 1997.

Operating and administrative expenses decreased $6,212 for the quarter and increased $385,022 for the nine months ending September 30, 1998, respectively, compared to the same periods in 1997. Approximately $252,800 of such increase for the nine months ended September 30, 1998, respectively, was due to costs incurred in connection with the proposed merger described in Note 8 to the financial statements. The remaining increase for the nine months was due primarily to increases in salaries and related expenses, consulting fees and travel expenses offset by the reduction in asset management and partnership administration fee.

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

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and FHA Loan, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vender is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vender to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partners may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

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

Forward Looking Statements

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

Dated:  November 16, 1998