Form 10-K405
period 1998-12-31
CAPITAL SOURCE II L P A
filed 1999-03-31
CIK 799410

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  3
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  3
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . 11
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . . 11
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 11

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . 	12
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  14
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  14
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  14

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

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

On May 7, 1998, a registration statement on Form S-4 was filed with the Securities and Exchange Commission by America First Real Estate Investment Company, Inc. (AFRIC) relating to a proposed merger of the Registrant and Capital Source, L.P. into AFRIC which was formed for the purpose of making opportunistic, growth-oriented real estate investments. Due to significant changes in the United States equity and real estate markets in the Fall of 1998, the general partners of the Registrant have reevaluated the terms of the proposed merger and have decided to restructure it so that the resulting entity is a publicly-traded limited partnership that will primarily invest in residential apartment complexes and other commercial real estate. Therefore, the investment objectives of the new limited partnership will be substantially similar to those of the Registrant. The proposed merger will be subject to the consent of the BAC holders of the Registrant and Capital Source, L.P.

     The Registrant originally acquired (i) four mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in three states, (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a multifamily housing property located in Charlotte, North Carolina, and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent
Investments." A description of the properties financed by the Registrant through December 31, 1998, appears in Item 7 hereof. The Partnership had also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments"); however, at December 31, 1998, the Partnership no longer held any GNMA securities in its reserve account.

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

     In each city in which the Registrant's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Registrant's properties also compete by emphasizing property location, condition and amenities.

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

     At December 31, 1998 the Registrant had one employee. In addition, certain services are provided to the Registrant by employees of America First Companies L.L.C. which is an affiliate of the general partners of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C.

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. However, by virtue of its interest in the Partnership Equity Investments in the Operating Partnerships, the Registrant indirectly owns up to a 99% interest in three multifamily apartment projects. In addition, the Registrant owns a 68.70% interest in another multifamily apartment project known as The Ponds at Georgetown. The multifamily apartment projects are described in the following table:

                                                                        Average
                                                         Number     Square Feet             Federal
Property Name                  Location                of Units        Per Unit           Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Crane's Landing                Winter Park, FL              252            751      $     8,466,230
Delta Crossing                 Charlotte, NC                178            880            4,777,733
Monticello Apartments          Southfield, MI               106          1,027            3,968,783
The Ponds at Georgetown        Ann Arbor, MI                134          1,002            5,406,133
                                                       --------                     ---------------
                                                            670                     $    22,618,879
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1998         1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
CRANE'S LANDING
Average Occupancy Rate                             96%          96%          94%          89%          90%
Average Effective Annual Rental Per Unit       $7,577       $7,366       $6,954       $6,327       $6,322

DELTA CROSSING
Average Occupancy Rate                             94%          93%          92%          94%          95%
Average Effective Annual Rental Per Unit       $7,457       $7,260       $7,097       $6,866       $6,380

MONTICELLO APARTMENTS
Average Occupancy Rate                             98%          97%          96%          99%          97%
Average Effective Annual Rental Per Unit       $9,627       $8,873       $8,804       $8,630       $8,287

THE PONDS AT GEORGETOWN
Average Occupancy Rate                             99%          97%          95%          95%          95%
Average Effective Annual Rental Per Unit      $10,362       $9,883       $9,515       $9,174       $8,955

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3. Legal Proceedings. The Registrant has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Registrant, its general partners, America First and various of their affiliates (including Capital Source, L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Registrant and Capital Source, L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Registrant and Capital Source, L.P. is deficient and coercive, that the defendants have breached the terms of the Registrant's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Registrant, an accounting, and unspecified damages and costs.

     There are no other material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1998 to a vote of the Registrant's security holders.

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



PAGE>                               - 3 -

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

     (b)	Investors.  The approximate number of BAC Holders on December 31,
1998, was 5,309.

     (c)	Distributions.  Cash distributions are being distributed on a monthly basis to the record holders of BACs as of the last day of each month.  Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1998, and December 31, 1997, equaled $2,647,327 and
$3,248,992 respectively.  The cash distributions paid per BAC during the fiscal years ended December 31, 1998, and December 31, 1997, were as follows:

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1998       December 31, 1997
                   -----------------       -----------------
Income             $     .2175             $     .4082
Return of Capital        .4425                   .4018
                   -----------------       -----------------
Total              $     .6600             $     .8100
                   =================       =================

     Effective with the August 1998 distribution payable in October 1998, the Partnership reduced the level of distributions from $.0675 to $.0375 per month. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions in 1999 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Registrant. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                       	            							For the        For the	       For the	       For the        For the
		                                      												  	 Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                    													  Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	   						           $  2,426,356   $  2,499,844   $  2,520,727   $  2,561,901   $  2,526,266
Interest income on temporary cash investments
  and U.S. government securities                            42,339         91,327      	 147,530        200,678        181,315
Equity in losses of Operating Partnerships	      					    (407,218)      (121,450)          -          (109,900)      (209,805)
Other income                                                 4,750          3,800          6,950          4,650          2,900
Gain on sale of mortgage-backed securities                  35,101           -              -            15,670           -
Operating and administrative expenses                   (1,220,213)      (819,516)      (552,170)      (499,903)      (479,388)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                    					  $    881,115   $  1,654,005   $ 	2,123,037   $  2,173,096   $  2,021,288
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .22   $   		   .41   $        .52   $  	     .54  	$        .50
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC            $      .6600   $      .8100   $      .8100   $      .8100   $      .8100
                                                      =============  =============  =============  =============  =============
Investment in FHA Loans                	              $  6,505,857   $  6,538,424   $  6,568,139   $  6,595,251   $  6,619,989
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	   			           $ 20,497,706   $ 21,674,940   $ 21,895,675   $ 22,142,421   $ 22,799,369
                                                      =============  =============  =============  =============  =============
Total assets	                              			        $ 27,771,206   $ 29,829,534   $ 31,340,155   $ 32,541,767   $ 33,589,321
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA
Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership had also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments); however, at December 31, 1998 the Partnership no longer had any GNMA securities in its reserve account. The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        --------------      --------------      --------------
Regular monthly distributions

Income                                                                  $        .2175      $        .4082      $        .5240
  Return of capital                                                              .4425               .4018               .2860
                                                                        --------------      --------------      --------------
                                                                        $        .6600      $        .8100      $        .8100
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                          .4005      $        .5172      $        .6019
  Paid out of reserves                                                           .2595               .2928               .2081
                                                                        --------------      --------------      --------------
                                                                        $        .6600      $        .8100      $        .8100
                                                                        ==============      ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. During 1998, the Partnership depleted its reserves.

As previously reported, the Partnership reduced the level of distributions from $.0675 per month to $.0375 per month effective with the August 1998 distribution payable in October 1998. A reduction in the distribution was required so that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves, to the extent available, will be adequate to meet its short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the net realizable value of such properties, however; the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

The following table shows the occupancy levels of the properties financed by the Partnership as of December 31, 1998:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
 ------------------------------------        ------------------              ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                       252                 242                  96%
 Delta Crossing                              Charlotte, NC                         178                 168                  94%
 Monticello Apartments                       Southfield, MI                        106                 104                  98%
 The Ponds at Georgetown                     Ann Arbor, MI                         134                 132                  99%
                                                                             ---------          ----------         -----------
                                                                                   670                 646                  96%
                                                                             =========          ==========         ===========

The following sets forth certain information regarding the properties financed by the Partnership.

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 96% during 1998 and 1997. Rental revenue remained constant from 1997 to 1998; however, real estate operating expenses increased approximately 17% in 1998, compared to 1997. Real estate operating expenses increased primarily due to a 41% increase in repairs and maintenance expenses. As a result, net operating income before depreciation, interest and amortization decreased approximately 12% from 1997 to 1998. The property remained current on its mortgage obligations during 1998.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 94% in 1998, compared to 93% in 1997. As a result of the increase in occupancy and rental rate increases, rental income increased approximately 3% in 1998, compared to 1997. The increase in rental income, combined with a decrease of approximately 7% in repairs and maintenance expenses and property improvements, was more than offset by an increase of 10% in labor expenses and slight increases in other expenses. As a result, net operating income before depreciation, interest and amortization decreased approximately 2% from 1997 to 1998. The property was current on its mortgage obligations during 1998.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 98% in 1998, compared to 97% in 1997. Due to the slight increase in average occupancy and rental rate increases, rental income increased approximately 5% in 1998, compared to 1997. The increase in rental income, was partially offset by an increase of approximately 27% in repairs and maintenance expenses. As a result, net operating income before depreciation, interest and amortization increased approximately 6% from 1997 to 1998. The property was current on its mortgage obligations during 1998.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 99% in 1998, compared to 97% in 1997. Rental revenue increased approximately 3.5% in 1998, compared to 1997, primarily due to the increase in average occupancy, while real estate operating expenses increased approximately 8%. The increase in real estate operating expenses was primarily due to an 8% increase in repairs and maintenance expenses which was partially offset by a 17% decrease in real estate taxes. As previously disclosed, the mortgage loan for the Ponds at Georgetown was restructured in September 1998, which lowered the interest rate from 9.25% to 7.85%. In connection with the restructuring, shortfalls of $407,218 were funded by the Partnership's reserves. As a result of restructuring the mortgage loan, cash flow from the property is now anticipated to be sufficient to cover all the operating partnership's cash needs, including mortgage payments and taxes.
The property was current on its mortgage obligations as of December 31, 1998.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1998 		    Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    2,426,356      $    2,499,844	     $    2,520,727
Interest income on temporary cash investments
  and U.S. government securities                                                42,339              91,327		           147,530
Equity in losses of Operating Partnerships 		                                 (407,218)           (121,450)               -
Other income                                                                     4,750               3,800               6,950
Gain on sale of mortgage-backed securities                                      35,101                -   		              -
                                                                         --------------     ---------------     ---------------
				                                                                         2,101,328           2,473,521           2,675,207
Operating and administrative expenses                                        1,220,213             819,516 		          552,170
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     881,115      $    1,654,005	     $    2,123,037
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1997 		        From 1996
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $      (73,488)     $      (20,883)
Interest income on temporary cash investments
  and U.S. government securities                                               (48,988)            (56,203)
Equity in losses of Operating Partnerships                                    (285,768)           (121,450)
Other income                                                                       950              (3,150)
Gain on sale of mortgage-backed securities   	                                  35,101                -
                                                                         --------------     ---------------
				                                                                          (372,193)           (201,686)
Operating and administrative expenses                                          400,697             267,346
                                                                         --------------     ---------------
Net income	                                                              $    (772,890)     $     (469,032)
                                                                         ==============     ===============

Mortgage-backed securities income decreased $73,488 from 1997 to 1998 and
$20,883 from 1996 to 1997.   Approximately $31,000 of such decrease from 1997
to 1998 was attributable to the payoff of the GNMA Certificate on the Ponds at Georgetown which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. The remaining decrease from 1997 to 1998 and from 1996 to 1997 was attributable to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments and U.S. government securities decreased $48,988 from 1997 to 1998 and $56,203 from 1996 to 1997. These decreases were due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

The Partnership's suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnership by the Partnership.

The Partnership made additional investments in certain Operating Partnerships during 1998 and 1997. As such, equity in losses of Operating Partnerships was recorded in 1998 and 1997 to the extent of the additional investments in the amount of $407,218 and $121,450, respectively. No such investments were made and therefore no equity in losses was recorded in 1996.
During 1998, the Partnership sold the mortgage-backed securities held in its reserves and realized a gain of $35,101 on the sale. There were no such sales or gains during either 1996 or 1997.

Operating and administrative expenses increased $400,697 from 1997 to 1998. The increase was due to: (i) an increase of approximately $341,000 in transaction costs incurred in conjunction with the proposed merger described in Note 8 to the financial statements; (ii) an increase of approximately $152,000 in salaries and related expenses primarily due to additional management time incurred in conjunction with the aforementioned merger; (iii) and increase of approximately $31,000 in consulting fees incurred in connection with a review of various options for restructuring to improve total investment returns and provide liquidity to the Partnership's investors; (iv) a decrease of $116,000 in asset management and partnership administration fees payable to the General Partners and (v) decreases of approximately $7,000 in other operating and administrative expenses.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by mid-1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its investment securities which is comprised of investments in debt securities with fixed interest rates. The Partnership does not use derivative financial instruments to hedge its investment portfolio.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's investment portfolio:

                    Principal            Weighted Average
   Maturity           Amount               Interest Rate
 ------------    -----------------       -----------------
       1999      $        168,912                    8.6%
       2000               184,103                    8.6%
       2001               200,668                    8.6%
       2002               218,402                    8.6%
       2003               238,427                    8.6%
 Thereafter            26,033,070                    8.6%


The aggregate fair value of the Partnership's investment securities at December 31, 1998 was $27,248,970.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12a-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated October 2, 1998, as amended, and is hereby incorporated by reference.

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

	    Michael B. Yanney, 65, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, RCN Corporation, Rio Grande Medical Technologies, Inc., and
PKS Information Services, Inc.

	    Michael Thesing, 44, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C.  From January 1984 until
July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through
1983.

	    William S. Carter, M.D., 72, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 65, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 76, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 62, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 38, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.

   Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services are provided to the Registrant by managers and officers of America First. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1998, is described in Note 6 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

     The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which shall be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee of 0.5% of invested assets will be paid in those years that an 11.5% annual return has been paid to investors on a cumulative basis. Any unpaid amounts will accrue and be payable only after a 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1998, the General Partners earned, and the Registrant incurred $50,000 in such asset management and partnership administration fees.

     During 1998, the Registrant paid or reimbursed the General Partners $842,272 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

    America First Properties Management, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of The Ponds at Georgetown. The property management agreement provides that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager are 4% of gross revenues. Because the Manager is an affiliate of the General Partner the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1998, the Manager was paid property management fees of $41,167.

	                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Auditors' Report

     Balance Sheets of the Registrant as of December 31, 1998, and December 31, 1997.

     Statements of Income and Comprehensive Income of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Statements of Partners' Capital (Deficit) of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

     Statements of Cash Flows of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

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

          24.	Power of Attorney

          27.	Financial Data Schedule

(b) The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

        Date of Report       Item Reported         Financial Statements Filed
       ---------------    --------------------     --------------------------

       October 2, 1998    Item 4. Change in           No
                                  Registrant's
                                  Certifying
                                  Accountant

                          Item 5. Other Events

                          Item 7. Financial
                                  Statements
                                  and Exhibits

Independent Auditors' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying balance sheets of Capital Source II L.P.-A as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Omaha, Nebraska
March 19, 1999				               					 /s/KPMG Peat Marwick LLP

CAPITAL SOURCE II L.P.-A
Balance Sheets

                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      432,999      $    1,240,992
 Investment in FHA Loan (Note 4)                                                                 6,505,857           6,538,424
 Investment in GNMA Certificates (Note 4)                                                       20,497,706          21,674,940
 Investment in Operating Partnerships (Note 5)                                                        -                   -
 Interest receivable                                                                               195,440             213,024
 Other assets                                                                                      139,204             162,154
                                                                                            ---------------     ---------------
                                                                                            $   27,771,206      $   29,829,534
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 6)	                                                                $      347,446      $      327,513
		Distribution payable (Note 3)		                                                                  303,871             546,968
                                                                                            ---------------     ---------------
                                                                                             		    651,317             874,481
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                                (295,259)           (276,907)
 	Beneficial Assignment Certificate Holders
			($6.83 per BAC in 1998 and $7.29 in 1997)	                                                   27,415,148          29,231,960
                                                                                            ---------------     ---------------
                                                                                          		    27,119,889          28,955,053
                                                                                            ---------------     ---------------
                                                                                      				  $   27,771,206      $   29,829,534
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1998       Dec. 31, 1997	      Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 4)                             $    2,426,356      $    2,499,844      $    2,520,727
	Interest income on temporary cash investments
  and U.S. government securities                                                42,339              91,327             147,530
 Equity in losses of Operating Partnerships (Note 5)   		                     (407,218)           (121,450)               -
 Other income                                                                    4,750               3,800               6,950
 Gain on sale of mortgage-backed securities                                     35,101                -                   -
     	                                                                  ---------------     ---------------     ---------------
                                                                             2,101,328           2,473,521           2,675,207
Expenses
	Operating and administrative expenses (Note 6)		                            1,220,213             819,516             552,170
                                                                        ---------------     ---------------     ---------------
Net income	                                                                    881,115           1,654,005           2,123,037
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains (losses) arising during the year                (7,110)              5,969             (42,500)
   Plus: reclassification adjustment for losses included in net income         (35,101)               -                   -
                                                                        --------------      --------------      --------------
   Change in net unrealized holding gains                                      (42,211)              5,969             (42,500)
                                                                        --------------      --------------      --------------
Net comprehensive income                                                $      838,904      $    1,659,974      $    2,080,537
                                                                        ==============      ==============      ==============
Net income allocated to:
	General Partner	                                                       $        8,811      $       16,540      $       21,230
	BAC Holders		                                                                 872,304           1,637,465           2,101,807
                                                                        ---------------     ---------------     ---------------
			                                                                     $      881,115      $    1,654,005      $    2,123,037
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $          .22      $          .41      $          .52
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                 4,011,101           4,011,101           4,011,101
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1995 TO DECEMBER 31, 1998


                                                           General             BAC
                                                          Partners            Holders               Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding
 accumulated other comprehensive income)
  Balance at December 31, 1995,																					$					(249,463)					$			31,948,883						$			31,699,420
  Net income                                                21,230           2,101,807           2,123,037
  Cash distributions paid or accrued (Note 3)              (32,818)         (3,248,992)         (3,281,810)
                                                     ---------------     ---------------     ---------------
  Balance at December 31, 1996                            (261,051)         30,801,698   	      30,540,647
  Net income				                                            16,540		         1,637,465  	        1,654,005
  Cash distributions paid or accrued (Note 3)		            (32,818)		       (3,248,992)         (3,281,810)
                                                      ---------------     ---------------     ---------------
  Balance at December 31, 1997                            (277,329)         29,190,171          28,912,842
  Net income                                                 8,811             872,304             881,115
  Cash distributions paid or accrued (Note 3)              (26,741)         (2,647,327)         (2,674,068)
                                                    ---------------     ---------------     ---------------
                                                   	      (295,259)         27,415,148          27,119,889
                                                    ---------------     ---------------     ---------------
Accumulated Other Comprehensive Income
 Balance at December 31, 1995                                  787              77,955              78,742
  Other comprehensive income                                  (425)            (42,075)            (42,500)
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1996                                  362              35,880              36,242
  Other comprehensive income                                    60               5,909               5,969
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1997                                  422              41,789              42,211
  Other comprehensive income                                  (422)            (41,789)            (42,211)
                                                    ---------------     ---------------     ---------------
                                                              -                   -                   -
                                                    ---------------     ---------------     ---------------
Balance at December 31, 1998                        $     (295,259)     $   27,415,148      $   27,119,889
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997	      Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $      881,115      $    1,654,005      $   2,123,037
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                             407,218             121,450               -
   Amortization of discount on mortgage-backed securities																							(1,471)													(1,397)											 (9,400)
   Gain on sale of mortgage-backed securities				                              (35,101)               -                  -
   Decrease in interest receivable         																																				 17,584               6,637        	    26,654
   Decrease in other assets																																																				 22,950            	 63,589           		62,156
   Increase (decrease) in accounts payable																																					 19,933             111,215               (339)
																																																																								---------------     ---------------     ---------------
   Net cash provided by operating activities                                 1,312,228           1,955,499           2,202,108
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                 271,807             257,816             253,258
 Disposition of mortgage-backed securities                                   5,046,437                -                   -
 Proceeds from sale of available-for-sale securities                           915,012                -                   -
 Acquisition of GNMA Certificate                                            (5,029,094)               -                   -
 Investments in Operating Partnerships                                        (407,218)           (121,450)               -
 Maturity of U.S. government securities                                           -                   -              2,500,000
                                                                        ---------------     ---------------     ---------------
  Net cash provided by investing activities                                    796,944             136,366           2,753,258
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                     (2,917,165)         (3,281,810)         (3,281,810)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	               (807,993)         (1,189,945)          1,673,556
Cash and temporary cash investments at beginning of year  				               1,240,992           2,430,937             757,381
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $      432,999      $    1,240,992      $    2,430,937
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

 	B)Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
				available-for-sale, or trading.  Investments classified as
    held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources.  Any unrealized gains or losses are excluded from
				earnings and reflected in other comprehensive income.  Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income.  The Partnership does not have investment securities classified as trading.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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
    has no legal obligation to provide additional cash support nor has it
			 indicated any commitment to provide this support, accordingly it has not
				reduced its investment in these Operating Partnerships below zero.

  D)Income Taxes
   No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $1,236,222 and $1,817,163 at December 31, 1998, and December 31, 1997, respectively.

 E)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 F)Net Income per Beneficial Assignment Certificate (BAC)
   Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) during each year presented.

 G)Comprehensive Income
   In 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments. The adopotion of SFAS 130 had no impact on total Partners' Capital.

 H)Segment Reporting
   In 1998, the Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The adoption of SFAS 131 did not have an impact on the financial reporting of the Partnership as it is engaged solely in the business of owning mortgages and holding equity interests in real estate limited partnerships.

 I)New Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Partnership effective
   January 1, 2000. Management believes that the impact of such adoption will not be material to the financial statements.

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of
   Start-Up Activities" (SOP 98-5). This statement requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this statement is required by the Partnership effective January 1, 1999. Management intends to adopt the statement as required in fiscal 1999. Management believes that the impact of such adoption will not have an impact to the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

3. Partnership Income, Expenses and Cash Distributions

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

At December 31, 1998, there were no available-for-sale securities. At December 31, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $27,003,563, $245,407, and $27,248,970, respectively.

At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,008,507, $42,211 and $1,050,718, respectively. At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $27,162,646, $331,442, and $27,494,088, respectively.

During May and August of 1998, the Partnership sold available-for-sale mortgage-backed securities with an amortized cost of $879,911 for $915,012 thereby recognizing a gain of $35,101 on the sales.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998



Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1998, are as follows:

																																																																																																																									Income
                                                           	  Number    Interest       Maturity    	 	  Carrying         Earned
Type of Security and Name	          	Location               of Units    	   Rate      	    Date		         Amount        in 1998
-------------------------------     	-------------------   ----------  ----------   ------------   --------------   ------------
Held-to-Maturity
	FHA Loan:
 	Delta Crossing                      Charlotte, NC              178      9.10%          10/01/30  $   6,505,857     $   593,414
	GNMA Certificates:
	 Crane's Landing                     Winter Park, FL            252      8.75%          12/15/30     10,176,802         892,610
 	Monticello Apartments               Southfield, MI             106      8.75%          11/15/29      5,298,123         464,821
 	The Ponds at Georgetown             Ann Arbor, MI              134      7.50% (1)      12/15/29      5,022,781         436,281
																																																																																																			--------------    ------------
																																																																																																						20,497,706							1,793,712
																																																																																																			--------------    ------------
																																																																																																						27,003,563							2,387,126
Availible-for-sale:
	GNMA Certificates:
	 Pools of single-family properties                                       7.58% (2)   2008 to 2009 	  	     -    (3)      39,230
                                                                                                 	 --------------    ------------
Balance at December 31, 1998                                                                  				 $ 	27,003,563     $ 2,426,356
                                                                                                  	==============    ============
(1) During the fourth quarter of 1998, this GNMA Certificate was repaid and a new GNMA Certificate was issued.  The interest rate on the reissued GNMA
    Certificate is 7.5% compared to 9% on the repaid GNMA Certificate.
(2) Represents effective yield to the Partnership.
(3) Reserve account asset.



Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $  	28,213,364      $   28,463,814      $   28,737,672
	Additions
		Acquisition of GNMA Certificate                                            5,029,094 											    -            	 	    -
		Amortization of discount on mortgage-backed securities 																								1,471        			    1,397       				    1,470
	Deductions
		FHA Loan and GNMA principal payments received                               (271,807)           (257,816)           (253,258)
		Disposition of mortgage-backed securities                                 (5,046,437)								       -            	 	    -
		Proceeds from sale of available-for-sale securities                         (915,012)								       -            	 	    -
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                               (42,211) 											  5,969             (22,070)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $ 		27,003,563      $   28,213,364      $   28,463,814
                                                                        ===============     ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


5.	Investment in Operating Partnerships

The Partnership's Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loan held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1998 are as follows:

                                                                                                                          1998
                                                                                                                  			Equity in
                                                                                                                     Losses of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -      $       -
Crane's Landing               Winter Park, FL          Crane's Landing Partner, Ltd.               				    -              -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -          (407,218)
                                                                                                    ------------   ------------
Balance at December 31, 1998                                                            					       $      -       $  (407,218)
                                                                                                    ============   ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $         -         $          -        $          -
	Addition
  Investment in Operating Partnerships                                        407,218              121,450                -
 Deduction
		Equity in losses of Operating Partnerships                          							(407,218)            (121,450)               -
	                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $         -          $ 	       -         $         -
                                                                       ===============      ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Combined Financial Statements of the Operating Partnerships are as follows:

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS BALANCE SHEETS


                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:
		Land																						                                                              	$  		2,800,750      $    2,800,750
		Buildings																				                                                               	24,406,463          24,396,923
 	Personal Property																																																																													1,757,049											1,666,485
																					                                                   																				  --------------     ---------------
																																																																																															28,964,262										28,864,158
Less accumulated depreciation															                                                 		(7,290,932)									(6,598,576)
																																																																																														--------------     ---------------

 	Net investment in real estate                                                             	  21,673,330          22,265,582

		Cash and temporary cash investments, at cost
			which approximates market value	                                                             	 632,149           	 491,562
		Escrow deposits and property reserves                                                      			  606,575			 									613,261
		Interest and other receivables																																																																			19,437															7,442
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																					1,394,161											1,428,684
  Other assets																																																																																				193,964													234,560
																																																																																														--------------     ---------------
																																																																																											$			24,519,616						$			25,041,091
																																																																																														==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    $      307,981      $      850,743
		Mortgage loan payable										                                                           		 27,186,893          27,164,788
		Intercompany interest payable																																																																			294,222         			 247,487
		Due to general partners and their affiliates                                                	   920,347     							 961,563
	                                                                                            	---------------     ---------------
																																																																																															28,709,443          29,224,581
																																																																																														---------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                             (4,189,827)         (4,183,490)
 	Limited Partners																																																																																					-              				 -
                                                                                           	 ---------------     ---------------
																																																																																															(4,189,827)         (4,183,490)

                                                                                          	$  	24,519,616     $ 	 	25,041,091
                                                                                           	 ===============   	 ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS INCOME STATEMENTS
                                                                         Dec. 31, 1998        Dec. 31, 1997      	Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				5,220,888      $  	 5,105,108      $		  4,854,898
	Interest on temporary cash investments 																																							 19,993         				 13,084   				       20,781
 Other income		                                                              		351,218      			    198,870    			      154,855
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	5,592,099      	    5,317,062         	 5,030,534
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																													2,779,741	          2,504,026     	     2,325,848
 Depreciation expense			                                              							 692,357													700,297          		 725,922
 Property development and management fees                                     			 -   				           -          				      314
	Interest expense											                                              	 2,493,145       		  2,476,272      		   2,487,587
 Amortization																																																																		46,008        				  48,768   					      48,819
                                                                        ---------------     ---------------    	---------------
			                                                                     	   6,011,251      	  	 5,729,363      	 	  5,588,490
                                                                        ---------------     ---------------    	---------------
Net Loss					                                                          	$    (419,152)      $	   (412,301)      $   	(557,956)
    		                                                                  ===============     ===============     ===============
Net Loss allocated to:
 General Partners																																																												 (11,934)     		    (290,851)     	 	   (557,956)
	Limited Partners																																																												(407,218)											(121,450)											    -
																																																																								---------------     ---------------    	---------------
																														                                        	 $	   (419,152)    		$    (412,301)     	$ 	  (557,956)
	                                                                       ===============     ===============     ===============

Financial Statements
CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS STATEMENTS OF CASH FLOWS
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1998        Dec. 31, 1997      	Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$				(419,152)      $  		 (412,301)     $		  	(557,956)
		Adjustments to reconcile net loss to net cash
		provided by operating activities
			Depreciation and amortization																																														738,365      	 			 	 749,065      					  774,741
			Property development and management fees																																								-         				 				-      				          314
			Decrease (increase) in interest and other receivables                     	(11,995)      				    (1,992)												 10,467
			Decrease (increase) in escrow deposits and property reserves        	   		   6,686       	 			 (125,385)      				 	 63,524
			Decrease in other assets																																																			 13,654 													(22,669)												(21,816)
			Increase (decrease) in accounts payable and accrued expenses														(542,762)													110,274													 22,040
			Decrease in intercompany interest payable																																		 46,735 																(794)															(728)
			Increase (decrease) in due to general partners and their affiliates								(41,216)														(9,646)											  15,090
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities																																		(209,685)													286,552													305,676
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities
			Acquisition of real estate																																																		(9,540)												   -    												(60,663)
			Acquisition of personal property																																											(90,564)	           (68,819)     	 	   (102,292)
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	 				                       							(100,104)											 (68,819)        		 (162,955)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities
 		Principal payments on mortgage loan payable  		                           (141,789)  				     (129,902)    					  (118,650)
			Capital contributions																																																					 407,218        					121,450 					    	     -
			Other, net															                                              			 184,947        				    (904)      		 		 (17,956)
                                                                        ---------------     ---------------    	---------------
  	Net cash provided by (used in) financing activities	                  	   	450,376       	  	   (9,356)     	 				(136,606)
                                                                        ---------------     ---------------    	---------------
Net increase in cash and temporary cash investments                     	    	140,587      	  				208,377      			   	  6,115
Cash and temporary cash investments at beginning of year																						491,562													283,185													277,070
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																						$					632,149							$					491,562							$					283,185
																																																																								===============     ===============     ===============

6. Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees amounted to $50,000, $166,000 and $166,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the years ended December 31, 1998, 1997 and 1996 amounted to $842,272, $494,165 and
$313,049, respectively. These reimbursed amounts are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown beginning in November 1996. The fees for services provided were $41,167, $31,924 and $4,933 for 1998, 1997 and 1996, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

                                                        At December 31, 1998                    At December 31, 1997
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $      432,999      $      432,999      $    1,240,992      $    1,240,992
Investment in FHA Loan                          $    6,505,857      $  		6,531,230      $    6,538,424      $    6,645,393
Investment in GNMA Certificates                 $   20,497,706 					$			20,717,740      $	  21,674,940   		 $   21,899,413


8. Proposed Merger

Due to significant changes in the United States equity and real estate markets in the Fall of 1998, the general partners of the Partnership have reevaluated the terms of the proposed merger of the Partnership and Capital Source, L.P. into a newly formed corporation that would have made opportunistic, growth-oriented real estate investments that had the potential for higher than average returns with correspondingly greater risks. The general partners have decided to restructure the proposed transaction so that the resulting entity is a publicly-traded limited partnership that will primarily invest in residential apartment complexes and other commercial real estate. Therefore, the investment objectives of the new limited partnership will be substantially different than those of the originally proposed merger but similar to those of the Partnership.

9. Legal Proceedings

Legal Proceedings. The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its general partners, America First and various of their affiliates (including Capital Source, L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source, L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source, L.P. is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs. At this time, the general partners are unable to estimate the effect of the litigation on the financial statements of the Partnership.

10.	Summary of Unaudited Quarterly Results of Operations

                                                        First		            Second	               Third		            Fourth
From January 1, 1998, to December 31, 1998	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $      634,350 	    $      639,955      $      296,136 (1)  $      530,887  (2)
Total expenses					                                   (417,488) (3)       (273,959) (3)       (158,660)           (370,106) (3)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      216,862 	    $      365,996 	    $      137,476      $      160,781
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          .06 	    $          .09 	    $          .03      $          .04
														                                  ===============     ===============     ===============     ===============

								                                                 First		            Second		             Third		            Fourth
From January 1, 1997, to December 31, 1997		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      655,945 	    $      529,318 (1)  $     	646,693 	    $      641,565
Total expenses							                                 (151,630)		         (148,583)		         (164,872)		         (354,431) (4)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      504,315 	    $      380,735 	    $     	481,821 	    $      287,134
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC	         $          .12 	    $          .10 	    $          .12    	 $          .07
														                                  ===============     ===============     ===============     ===============

(1) The Partnership had equity in losses of Operating Partnerships of $359,113 for the third quarter of 1998 and $121,450 for the second quarter of 1997.

(2) The Partnership earned less interest income during the quarter due primarily to withdrawals from reserves to supplement monthly distributions to BAC Holders, a reduction in the interest rate on The Ponds at Georgetown GNMA Certificate (See Note 4), and an additional equity contribution made to The Ponds at Georgetown Operating Partnership. In addition, the Partnership had equity in losses of Operating Partnerships of $48,105 for the quarter.

(3) The Partnership incurred expenses of approximately $186,000, $66,000, $38,000 and $177,000 during the first, second, third and fourth quarters, respectively, in conjunction with the proposed merger described in Note 8.

(4) The Partnership incurred additional expenses in connection with a review of various options for restructuring to improve total investment returns and provide liquidity to the Partnership's investors.

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

Date:  March 29, 1999

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March  29 1999         		   By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 29, 1999	        		   By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date:  March 29, 1999	      		     By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 29, 1999  	 		        By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 29, 1999         		   By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 29, 1999	    		       By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 29, 1999  	    		     By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter