Form 10-Q
period 1999-03-31
CAPITAL SOURCE II L P A
filed 1999-05-14
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             March 31, 1999       Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     364,577       $     432,999
 Investment in FHA Loan (Note 4)                                                              	  6,497,238           6,505,857
 Investment in GNMA Certificates (Note 4)                                                       20,466,193          20,497,706
 Investment in Operating Partnerships (Note 5)                                                        -                   -
 Interest receivable								               																																																				    195,002             195,440
 Other assets                                                                                      124,040             139,204
                                                                                             --------------      --------------
                                                                                             $  27,647,050       $  27,771,206
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 6)                                                                  $     227,035       $     347,446
  Distribution payable (Note 3)                                                                    303,871             303,871
                                                                                             --------------      --------------
                                                                                                   530,906             651,317
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (295,296)           (295,259)
  Beneficial Assignment Certificate Holders
  ($6.83 per BAC in 1999 and 1998)                                                              27,411,440          27,415,148
                                                                                             --------------      --------------
                                                                                                27,116,144          27,119,889
                                                                                             --------------      --------------
                                                                                             $  27,647,050       $  27,771,206
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                     For the Three       For the Three
                                                      Months Ended        Months Ended
                                                    March 31, 1999      March 31, 1998
                                                    ---------------     ---------------
Income
 Mortgage-backed securities income                  $      580,957      $      621,444
 Interest income on temporary cash investments               4,151              11,756
 Other income                                                  400               1,150
                                                    ---------------     ---------------
                                                           585,508             634,350
Expenses
 Operating and administrative expenses (Note 6)            133,446             417,488
                                                    ---------------     ---------------
Net income                                          $      452,062      $      216,862
Other comprehensive income:
 Unrealized holding gains arising during the period           -                  3,415
                                                    ---------------     ---------------
Net comprehensive income                            $      452,062      $      220,277
                                                    ===============     ===============
Net income allocated to:
 General Partners                                   $        4,521      $        2,169
 Limited Partners                                          447,541             214,693
                                                    ---------------     ---------------
                                                    $      452,062      $      216,862
                                                    ===============     ===============
Net income, basic and diluted, per BAC              $          .11      $          .06
                                                    ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1998                                           $    (295,259)     $    27,415,148      $   27,119,889
  Net income                                                                    4,521              447,541             452,062
  Cash distributions paid or accrued (Note 3)                                  (4,558)            (451,249)           (455,807)
                                                                        --------------     ----------------     ---------------
 Balance at March 31, 1999                                              $    (295,296)     $    27,411,440      $   27,116,144
                                                                        ==============     ================     ===============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                            March 31, 1999      March 31, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      452,062      $      216,862
  Adjustments to reconcile net income to net cash
   from operating activities
    Amortization of discount on mortgage-backed securities                                             (77)               (610)
    Decrease in interest receivable                                                                    438               2,979
    Decrease in other assets																					                                                  	15,164           	  16,922
    Decrease in accounts payable                                                                  (120,411)           (108,349)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                     	    347,176             127,804
                                                                                            ---------------     ---------------
Cash flow provided by investing activity
 FHA Loan and GNMA Certificate principal payments received                                          40,209              90,219
                                                                                            ---------------     --------------
Cash flow used in financing activity
 Distributions paid                                                                               (455,807)           (820,452)
                                                                                            ---------------     --------------
Net decrease in cash and temporary cash investments                                                (68,422)           (602,429)
Cash and temporary cash investments at beginning of period                                         432,999           1,240,992
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      364,577      $      638,563
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    March 31, 1999, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)


 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received, to the Operating
    Partnerships by the Partnership.  The Operating Partnerships are not
    insured or guaranteed.  The value of these investments is a function of the value of the real estate owned by the Operating Partnerships.  With regard to the Operating Partnerships, the Partnership is not the general partner and it has no legal obligation to provide additional cash support nor has it indicated any commitment to provide this support; accordingly
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

 G) Restatement
 			The Partnership holds a majority ownership interest and through CS
	  	Properties II, Inc. can influence the decisions of the general partners of
 			the Operating Partnerships in certain circumstances.  Accordingly, the
	 		Partnership had consolidated the Operating Partnerships since inception.
		 	In 1998, it was determined that this influence did not constitute control
			 of the Operating Partnerships.  Therefore, the accompanying 1998 financial
 			statements have been restated to deconsolidate the Operating Partnerships
	 		and to account for the investments in Operating Partnerships under the
		 	equity method of accounting rather than consolidation.

 			Under the equity method of accounting, the Partnership's investments are adjusted to reflect its share of Operating Partnership profits or losses and distributions.  As required by consolidation accounting, the
    Partnership had recorded losses from the Operating Partnerships
    substantially in excess of its investments.  As previously disclosed,	the
    Partnership is not the general partner, nor is it obliged to fund the negative balances.  Under equity accounting, the Partnership does not reduce the carrying value of its investments below zero.  As restated, investments in the Operating Partnerships are reflected at zero and profits and losses are recorded based on capital contributions made and
    distributions received from the Operating Partnerships.  The	restatement
    increased net income for the three months ended March 31, 1998, by
    $106,039 or $.02 per BAC (basic and diluted).

 H) New Accounting Pronouncement
    On January 1, 1999, the Partnership adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have an impact on the Partnership's financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

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

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and a Federal Housing Administration (FHA) Loan. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA Loan is guaranteed as to the full and timely payment of principal and interest on the underlying loan.

At March 31, 1999, all of the Partnership's mortgage-backed securities were classified as held-to-maturity. The total amortized cost, gross unrealized holding gains and aggregate fair value of such securities were $26,963,431, $245,015 and $27,208,446, respectively.

Descriptions of the Partnership's mortgage-backed securities at March 31, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,162,924
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,290,112
     The Ponds at Georgetown              Ann Arbor, MI                 134       7.50%        12-15-2029         5,013,157
                                                                                                             ---------------
																																																																																																																	20,466,193

  FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,497,238
                                                                                              					 								 ---------------
  Balance at March 31, 1999                                                                                  $   26,963,431
                                                                                              							 							===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                                        	  $   27,003,563
  Addition
   Amortization of discount on mortgage-backed securities                                                                77
  Deduction
   FHA Loan and GNMA Certificate principal payments received                                                        (40,209)
                                                         											                                         ---------------
Balance at March 31, 1999           																																																																 		      $			26,963,431
																																																																																																													===============

5.	Investment in Operating Partnerships

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

Descriptions of the Operating Partnerships held at March 31, 1999, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at March 31, 1999                                                       					      					     $ 		  -
																																																																																																				============


6.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $12,500 were incurred during the three months ended March 31, 1999.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the three months ended March 31, 1999 was $125,051. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,674 for the three months ended March 31, 1999 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

7. Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its general partners, America First and various of their affiliates (including Capital Source L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source L.P. is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs. At this time, the general partners are unable to estimate the effect of the litigation, if any, on the financial statements of the Partnership.

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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                            March 31, 1999      March 31, 1998
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1116      $        .0535
  Return of capital                                                                                  .0009               .1490
                                                                                            --------------      --------------
                                                                                            $        .1125      $        .2025
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1125      $        .0797
  Paid out of reserves                                                                               .0000               .1228
                                                                                            --------------      --------------
                                                                                            $        .1125      $        .2025
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership is permitted to replenish its reserves with cash flows in excess of distributions paid. For the three months ended March 31, 1999, $52,058 was placed into reserves for cash flow in excess of the regular monthly cash distributions.

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves, to the extent available, will be adequate to meet short-term liquidity requirements, including the payments of distributions to BAC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements.
The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

Asset Quality

The FHA Loan and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the Operating Partnerships. The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates.

The overall status of the Partnership's investments has remained relatively constant since December 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 1999:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 248                 98%
Delta Crossing                               Charlotte, NC                          178                 169                 95%
Monticello Apartments                        Southfield, MI                         106                  97                 92%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 134                100%
                                                                              ---------          ----------          ----------
                                                                                    670                 648                 97%
                                                                          	   =========          ========== 									==========

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         For the Three       For the Three            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        March 31, 1999      March 31, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      580,957      $      621,444      $      (40,487)
Interest income on temporary cash investments                                    4,151              11,756              (7,605)
Other income                                                                       400               1,150                (750)
                                                                        ---------------     ---------------     ---------------
                                                                               585,508             634,350             (48,842)
Operating and administrative expenses                                          133,446             417,488            (284,042)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      452,062      $      216,862      $      235,200
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the three months ended March 31, 1999, compared to the same period in 1998. Approximately $19,000 of such decrease was due to the October 1998 payoff of The Ponds at Georgetown GNMA Certificate which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. Approximately $18,900 of the remaining decrease of $21,500 was attributable to the 1998 sales of GNMA Certificates held in the Partnership's reserves with the remaining $2,600 decrease due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the three months ended March 31, 1999, compared to the same period in 1998, due to withdrawals made from the Partnership's reserves during 1998 to supplement distributions to BAC Holders.

Operating and administrative expenses decreased $284,042 for the three months ended March 31, 1999, compared to the same period in 1998. Approximately $186,400 of such decrease was attributable to the costs incurred during 1998 in connection with the proposed merger under consideration during such period. The remaining decrease was due primarily to decreases in salaries and related expenses, consulting fees and the asset management and partnership administration fee.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Partnership's market risk since December 31, 1998.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               The Registrant has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra
               G. Panzer, against the Registrant, its general partners, America First and various of their affiliates (including Capital Source L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Registrant and Capital Source L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Registrant and Capital Source L.P. is deficient and coercive, that the defendants have breached the terms of the Registrant's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Registrant, an accounting, and unspecified damages and costs.

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

               27.  Financial Data Schedule

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

Dated:  May 12, 1999