Form 10-Q
period 1999-06-30
CAPITAL SOURCE II L P A
filed 1999-08-13
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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
BALANCE SHEETS

                                                                                             June 30, 1999
                                                                                               (unaudited)       Dec, 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     303,760       $     432,999
 Investment in FHA Loan (Note 4)                                                              	  6,488,420           6,505,857
 Investment in GNMA Certificates (Note 4)                                                       20,433,993          20,497,706
 Investment in Operating Partnerships (Note 5)                                                        -                   -
 Interest receivable								               																																																				    194,259             195,440
 Other assets                                                                                       79,326             139,204
                                                                                             --------------      --------------
                                                                                             $  27,499,758       $  27,771,206
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 6)                                                                  $     135,550       $     347,446
  Distribution payable (Note 3)                                                                    303,871             303,871
                                                                                             --------------      --------------
                                                                                                   439,421             651,317
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (295,854)           (295,259)
  Beneficial Assignment Certificate Holders
  ($6.82 per BAC in 1999 and $6.83 in 1998)                                                     27,356,191          27,415,148
                                                                                             --------------      --------------
                                                                                                27,060,337          27,119,889
                                                                                             --------------      --------------
                                                                                             $  27,499,758       $  27,771,206
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      580,089      $      616,279      $    1,161,046      $    1,237,723
 Interest income on temporary cash investments               3,340             	 7,561              	7,491              19,317
 Other income                                                	-			               1,550               		400               2,700
 Gain on sale of mortgage-backed securities                 		-			              14,565              	 -  	              14,565
                                                    ---------------     ---------------     ---------------     ---------------
                                                           583,429             639,955           1,168,937	          1,274,305
Expenses
 Operating and administrative expenses (Note 6)            183,429             273,959             316,875             691,447
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      400,000      $      365,996      $      852,062      $      582,858
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains (losses) arising
     during the period                                        -                 (7,514)               -                (19,391)
   Plus: reclassification adjustment for net
    (gains) losses included in net income                                      (13,498)               -                  1,794
                                                    ---------------     ---------------      --------------      --------------
   Change in net unrealized holding gains                     -                (21,012)               -                (17,597)
                                                    ---------------     ---------------      --------------      --------------
Net comprehensive income                            $     400,000      $      344,984      $      852,062      $      565,261
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partners                                   $        4,000      $        3,660      $        8,521      $        5,829
 Limited Partners                                          396,000             362,336             843,541             577,029
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      400,000      $      365,996      $      852,062      $      582,858
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .10      $          .09      $          .21      $          .15
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1998                                           $    (295,259)     $    27,415,148      $   27,119,889
  Net income                                                                    8,521              843,541             852,062
  Cash distributions paid or accrued (Note 3)                                  (9,116)            (902,498)           (911,614)
                                                                        --------------     ----------------     ---------------
 Balance at June 30, 1999  	                                            $    (295,854)     $    27,356,191      $   27,060,337
                                                                        ==============     ================     ===============

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             		For the Six      		 For the Six
                                                                                              Months Ended        Months Ended
                                                                                            	June 30, 1999      	June 30, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      852,062	     $      582,858
  Adjustments to reconcile net income to net cash
   from operating activities
    Amortization of discount on mortgage-backed securities                                            (155)             (1,037)
				Gain on the sale of mortgage-backed securities																																																				-																(14,565)
    Decrease in interest receivable                                                                  1,181               6,211
    Decrease in other assets																					                                                  	59,878           	  32,516
    Decrease in accounts payable                                                                  (211,896)          	 (90,496)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                     	    701,070             515,487
                                                                                            ---------------     ---------------
Cash flow provided by investing activity
 FHA Loan and GNMA Certificate principal payments received                                          81,305             164,418
	Disposition of mortgage-backed securities																																																												-																374,711
                                                                                            ---------------     --------------
Net cash provided by investing activities																																																										 81,305													539,129
                                                                                            ---------------     --------------
Cash flow used in financing activity
 Distributions paid                                                                               (911,614)         (1,640,905)
                                                                                            ---------------     --------------
Net decrease in cash and temporary cash investments                                               (129,239)           (586,289)
Cash and temporary cash investments at beginning of period                                         432,999           1,240,992
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      303,760      $      654,703
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
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

CS Properties II, Inc., which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties II, Inc. also serves as a co-general partner of The Ponds at Georgetown.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2035.

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    June 30, 1999, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received, to the Operating
    Partnerships by the Partnership.  The Operating Partnerships are not
    insured or guaranteed.  The value of these investments is a function of the value of the real estate owned by the Operating Partnerships.  With regard to the Operating Partnerships, the Partnership is not the general partner and it has no legal obligation to provide additional cash support nor has it indicated any commitment to provide this support; accordingly,
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

 G) New Accounting Pronouncement
    On January 1, 1999, the Partnership adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have an impact on the Partnership's financial statements.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

At June 30, 1999, all of the Partnership's mortgage-backed securities were classified as held-to-maturity. The total amortized cost, gross unrealized holding gains and aggregate fair value of such securities were $26,922,413, $244,614 and $27,167,027, respectively.

Descriptions of the Partnership's mortgage-backed securities at June 30, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,148,732
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,281,919
     The Ponds at Georgetown              Ann Arbor, MI                 134       7.50%        12-15-2029         5,003,342
                                                                                                             ---------------
																																																																																																																	20,433,993

  FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,488,420
                                                                                              					 								 ---------------
  Balance at June 30, 1999                                                                                  $  	 26,922,413
                                                                                              							 							===============

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                                        	  $   27,003,563
  Addition
   Amortization of discount on mortgage-backed securities                                                               155
  Deduction
   FHA Loan and GNMA Certificate principal payments received                                                        (81,305)
                                                         											                                         ---------------
Balance at June 30, 1999           																																																																 		       $		 26,922,413
																																																																																																													===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

Descriptions of the Operating Partnerships held at June 30, 1999, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at June 30, 1999                                                       					      					     $ 		  	-
																																																																																																				============


6.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $12,500 and $25,000 were incurred during the quarter and six months ended June 30, 1999, respectively.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the quarter and six months ended June 30, 1999 was $128,434 and $253,485, respectively. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,612 and $21,286 for the quarter and six months ended June 30, 1999, respectively and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its general partners and America First in the Delaware Court of Chancery. The complaint seeks to compel the general partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

At this time, the general partners are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership.

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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                            		 For the Six       		For the Six
                                                                                              Months Ended        Months Ended
                                                                                            	June 30, 1999     	 June 30, 1998
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .2103      $        .1439
  Return of capital                                                                                  .0147               .2611
                                                                                            --------------      --------------
                                                                                            $        .2250      $        .4050
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .2250      $        .1922
  Paid out of reserves                                                                               .0000               .2128
                                                                                            --------------      --------------
                                                                                            $        .2250      $        .4050
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership is permitted to replenish its reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1999, $52,941 ($883 for the quarter) was placed into reserves for cash flow in excess of the regular monthly cash distributions.

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

The overall status of the Partnership's investments has remained relatively constant since March 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership as of June 30, 1999:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 238                 94%
Delta Crossing                               Charlotte, NC                          178                 167                 94%
Monticello Apartments                        Southfield, MI                         106                 100                 94%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 131                 98%
                                                                              ---------          ----------          ----------
                                                                                    670                 636	                95%
                                                                          	   =========          ========== 									==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                        							For the      					  For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                       	 June 30, 1999    	  June 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      580,089      $      616,279      $      (36,190)
Interest income on temporary cash investments                                    3,340             	 7,561              (4,221)
Other income                                                                      -			               1,550              (1,550)
Gain on sale of mortgage-backed securities																																								-																	14,565													(14,565)
                                                                        ---------------     ---------------     ---------------
                                                                               583,429             639,955             (56,526)
Operating and administrative expenses                                          183,429             273,959             (90,530)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      400,000      $      365,996      $       34,004
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1999       June 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    1,161,046      $    1,237,723      $      (76,677)
Interest income on temporary cash investments                                   	7,491              19,317             (11,826)
Other income                                                                     		400               2,700              (2,300)
Gain on sale of mortgage-backed securities                                      		-			              14,565             (14,565)
                                                                        ---------------     ---------------     ---------------
                                                                             1,168,937           1,274,305            (105,368)
Operating and administrative expenses                                          316,875             691,447            (374,572)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      852,062      $      582,858      $      269,204
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter ended June 30, 1999, compared to the same period in 1998. Approximately $19,000 of such decrease was due to the October 1998 payoff of The Ponds at Georgetown GNMA Certificate which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. Approximately $14,500 of the remaining decrease of $17,000 was attributable to the 1998 sales of GNMA Certificates held in the Partnership's reserves with the remaining $2,500 decrease due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Mortgage-backed securities income decreased for the six months ended June 30, 1999, compared to the same period in 1998. Approximately $38,000 of such decrease was due to the October 1998 payoff of The Ponds at Georgetown GNMA Certificate which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. Approximately $33,000 of the remaining decrease of $39,000 was attributable to the 1998 sales of GNMA Certificates held in the Partnership's reserves with the remaining $6,000 decrease due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and six months ended June 30, 1999, compared to the same period in 1998, due to withdrawals made from the Partnership's reserves during 1998 to supplement distributions to BAC Holders.

Operating and administrative expenses decreased $90,530 for the quarter ended June 30, 1999, compared to the same period in 1998. Approximately $51,000 of such decrease was attributable to the costs incurred during 1998 in connection with the proposed merger under consideration during such period. The remaining decrease was due primarily to decreases in salaries and related expenses and the asset management and partnership administration fee.

Operating and administrative expenses decreased $374,572 for the six months ended June 30, 1999, compared to the same period in 1998. Approximately $269,000 of such decrease was attributable to the costs incurred during 1998 in connection with the proposed merger under consideration during such period. The remaining decrease was due primarily to decreases in salaries and related expenses and the asset management and partnership administration fee.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

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

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
PART II. OTHER INFORMATION

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

               On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its general partners and America First in the Delaware Court of Chancery. The complaint seeks to compel the general partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

               The general partners intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source L.P.

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

               4(b) Amendment to the Capital Source II L.P.-A Limited
                    Partnership Agreement (incorporated by reference to Exhibit
                    3.09 to the Registration Statement on Form S-4 filed by America First Real Estate Investment Partners, L.P. on July 21, 1999 (Commission File No. 333-52117))

               4(c) Beneficial Assignment Certificate (incorporated by
                    reference from Exhibit 10(a) to the Registrant's Amendment No. 2 dated January 27, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                                 CAPITAL SOURCE II L.P.-A

		                                 By	America First Capital
			                                   Source II L.L.C., General
			                                   Partner of the Registrant


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Dated:  August  13, 1999