Form 10-Q
period 1999-09-30
CAPITAL SOURCE II L P A
filed 1999-11-12
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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
BALANCE SHEETS

                                                                                             Sept. 30, 1999
                                                                                               (unaudited)        Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     369,876       $     432,999
 Investment in FHA Loan (Note 4)                                                              	  6,479,397           6,505,857
 Investment in GNMA Certificates (Note 4)                                                       20,401,093          20,497,706
 Investment in Operating Partnerships (Note 5)                                                        -                   -
 Interest receivable								               																																																				    194,165             195,440
 Other assets                                                                                       59,140             139,204
                                                                                             --------------      --------------
                                                                                             $  27,503,671       $  27,771,206
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 6)                                                                  $     235,217       $     347,446
  Distribution payable (Note 3)                                                                    305,391             303,871
                                                                                             --------------      --------------
                                                                                                   540,608             651,317
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (296,827)           (295,259)
  Beneficial Assignment Certificate Holders
  ($6.80 per BAC in 1999 and $6.83 in 1998)                                                     27,259,890          27,415,148
                                                                                             --------------      --------------
                                                                                                26,963,063          27,119,889
                                                                                             --------------      --------------
                                                                                             $  27,503,671       $  27,771,206
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      579,202      $      606,852      $    1,740,248      $    1,844,575
 Interest income on temporary cash investments               3,534             	 8,462              11,025              27,779
 Equity in losses of Operating Partnerships                   -               (359,113)               -               (359,113)
 Other income                                                	-			               1,400               		400               4,100
 Gain on sale of mortgage-backed securities                 		-			              38,535              	 -  	              53,100
                                                    ---------------     ---------------     ---------------     ---------------
                                                           582,736             296,136           1,751,673	          1,570,441
Expenses
 Operating and administrative expenses (Note 6)            224,203             158,660             541,078             850,107
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                                 358,533             137,476           1,210,595             720,334
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains arising
     during the period                                        -                 30,280                -                 10,889
   Plus: reclassification adjustment for net
     gains included in net income                             -                (54,894)               -                (53,100)
                                                    ---------------     ---------------      --------------      --------------
   Change in net unrealized holding gains                     -                (24,614)               -                (42,211)
                                                    ---------------     ---------------      --------------      --------------
Net comprehensive income                            $      358,533      $      112,862      $    1,210,595      $      678,123
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partners                                   $        3,585      $        1,375      $       12,106      $        7,203
 Limited Partners                                          354,948             136,101           1,198,489             713,131
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      358,533      $      137,476      $    1,210,595      $      720,334
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .09      $          .03      $          .30      $          .18
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1998                                           $    (295,259)     $    27,415,148      $   27,119,889
  Net income                                                                   12,106            1,198,489           1,210,595
  Cash distributions paid or accrued (Note 3)                                 (13,674)          (1,353,747)         (1,367,421)
                                                                        --------------     ----------------     ---------------
 Balance at September 30, 1999                                          $    (296,827)     $    27,259,890      $   26,963,063
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             	For the Nine     		 For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1999      Sept. 30, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,210,595	     $      720,334
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships                                                        -                359,113
    Amortization of discount on mortgage-backed securities                                            (236)             (1,422)
				Gain on the sale of mortgage-backed securities																																																				-																(53,100)
    Decrease in interest receivable                                                                  1,275               9,146
    Decrease in other assets																					                                                  	80,064           	  48,110
    Decrease in accounts payable                                                                  (112,229)          	(194,628)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                     	  1,179,469             887,553
                                                                                            ---------------     ---------------
Cash flow provided by investing activity
 FHA Loan and GNMA Certificate principal payments received                                         123,309             235,617
	Disposition of mortgage-backed securities																																																												-																915,012
	Investment in Operating Partnerships     																																																												-															(359,113)
                                                                                            ---------------     --------------
Net cash provided by investing activities																																																										123,309											  791,516
                                                                                            ---------------     --------------
Cash flow used in financing activity
 Distributions paid                                                                             (1,365,901)         (2,461,358)
                                                                                            ---------------     --------------
Net decrease in cash and temporary cash investments                                                (63,123)           (782,289)
Cash and temporary cash investments at beginning of period                                         432,999           1,240,992
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      369,876      $      458,703
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1999, and results of operations for all periods presented have been made.

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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources. Any unrealized gains or losses are excluded from
				earnings and reflected in other comprehensive income.  Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and in other comprehensive income.  The Partnership does not have investment securities classified as trading or available-for-
    sale.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

At September 30, 1999, all of the Partnership's mortgage-backed securities were classified as held-to-maturity. The total amortized cost, gross unrealized holding gains and aggregate fair value of such securities were $26,880,490, $244,204 and $27,124,694, respectively.

Descriptions of the Partnership's mortgage-backed securities at September 30, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,134,218
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,273,542
     The Ponds at Georgetown              Ann Arbor, MI                 134       7.50%        12-15-2029         4,993,333
                                                                                                             ---------------
																																																																																																																	20,401,093

  FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,479,397
                                                                                              					 								 ---------------
  Balance at September 30, 1999                                                                              $   26,880,490
                                                                                              							 							===============

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                                        	  $   27,003,563
  Addition
   Amortization of discount on mortgage-backed securities                                                               236
  Deduction
   FHA Loan and GNMA Certificate principal payments received                                                       (123,309)
                                                         											                                         ---------------
Balance at September 30, 1999      																																																																 		       $		 26,880,490
																																																																																																													===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
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

Descriptions of the Operating Partnerships held at September 30, 1999, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at September 30, 1999                                                      					      					 $ 		  	-
																																																																																																				============


6.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $12,500 and $37,500 were incurred during the quarter and nine months ended September 30, 1999, respectively.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the quarter and nine months ended September 30, 1999 was $187,545 and $441,030, respectively. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,701 and $31,987 for the quarter and nine months ended September 30, 1999, respectively and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

The general partners have determined not to pursue the merger transaction which was the subject of the initial lawsuit and intend to propose an alternative transaction to BAC holders.

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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                            		For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1999     	Sept. 30, 1998
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .2988      $        .1778
  Return of capital                                                                                  .0387               .3697
                                                                                            --------------      --------------
                                                                                            $        .3375      $        .5475
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .3375      $        .3361
  Paid out of reserves                                                                                -                  .2114
                                                                                            --------------      --------------
                                                                                            $        .3375      $        .5475
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership is permitted to replenish its reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1999, $13,265 was placed into reserves for cash flow in excess of the regular monthly cash distributions. For the quarter ended September 30, 1999 $39,676 was withdrawn from reserves for distributions in excess of cash flow.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 1999:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 246                 98%
Delta Crossing                               Charlotte, NC                          178                 161                 90%
Monticello Apartments                        Southfield, MI                         106                  90                 85%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 134                100%
                                                                              ---------          ----------          ----------
                                                                                    670                 631	                94%
                                                                          	   =========          ========== 									==========

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                        							For the      					  For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                       	Sept. 30, 1999    	 Sept. 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      579,202      $      606,852      $      (27,650)
Interest income on temporary cash investments                                    3,534             	 8,462              (4,928)
Equity in losses of Operating Partnerships                                        -			            (359,113)            359,113
Other income                                                                      -			               1,400              (1,400)
Gain on sale of mortgage-backed securities																																								-																	38,535													(38,535)
                                                                        ---------------     ---------------     ---------------
                                                                               582,736             296,136             286,600
Operating and administrative expenses                                          224,203             158,660              65,543
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      358,533      $      137,476      $      221,057
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1999      Sept. 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    1,740,248      $    1,844,575      $     (104,327)
Interest income on temporary cash investments                                   11,025              27,779             (16,754)
Equity in losses of Operating Partnerships                                        -			            (359,113)            359,113
Other income                                                                     		400               4,100              (3,700)
Gain on sale of mortgage-backed securities                                      		-			              53,100             (53,100)
                                                                        ---------------     ---------------     ---------------
                                                                             1,751,673           1,570,441             181,232
Operating and administrative expenses                                          541,078             850,107            (309,029)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    1,210,595      $      720,334      $      490,261
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter ended September 30, 1999, compared to the same period in 1998. Approximately $19,000 of such decrease was primarily due to the October 1998 payoff of The Ponds at Georgetown GNMA Certificate which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. Approximately $6,000 of the remaining decrease of $8,700 was attributable to the 1998 sales of GNMA Certificates held in the Partnership's reserves with the remaining $2,700 decrease due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Mortgage-backed securities income decreased for the nine months ended September 30, 1999, compared to the same period in 1998. Approximately $57,000 of such decrease was primarily due to the October 1998 payoff of The Ponds at Georgetown GNMA Certificate which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. Approximately $39,000 of the remaining decrease of $47,300 was attributable to the 1998 sales of GNMA Certificates held in the Partnership's reserves with the remaining $8,300 decrease due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998, due to withdrawals made from the Partnership's reserves during 1998 to supplement distributions to BAC Holders.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership.

The Partnership made an additional investment of $359,113 in The Ponds at Georgetown Operating Partnership during the quarter and nine months ended September 30, 1998. As such, equity in losses of Operating Partnerships of $359,113 was recorded for the respective periods. No additional investments were made and; therefore, no equity in losses were recorded during the quarter and nine months ended September 30, 1999.

The Partnership realized gains of $38,535 and $53,100 for the quarter and nine months ended September 30, 1998, respectively, on mortgage-backed securities it sold during such periods. No such sales or gains occurred during the comparable periods in 1999.

The Partnership incurred costs of approximately $101,000 and $116,000 during the quarter and nine months ended September 30, 1999, respectively, in conjunction with developing an alternative transaction to the proposed merger under consideration in 1998. Similarly, the Partnership incurred costs of approximately $37,000 and $290,000 during the quarter and nine months ended September 30, 1998, respectively, in conjunction with the proposed merger under consideration during such periods. Excluding such costs, operating and administrative expenses for the quarter ended September 30, 1999, were comparable to the same period in 1998. Excluding such costs, operating and administrative costs for the nine months ended September 30, 1999, decreased approximately $135,000 compared to the same period in 1998. This decrease was primarily due to a reduction in salaries and related expenses and consulting fees.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date. This process, along with any necessary remediation or plans for remediation, has been completed. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First reviewed its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. Based on this review, a need for significant modification or replacement of such "mission critical" systems was not identified.

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

               The general partners have determined not to pursue the merger transaction which was the subject of the initial lawsuit and intend to propose an alternative transaction to BAC holders.

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

               4(b) Amendment to the Capital Source II L.P.-A Limited
                    Partnership Agreement (incorporated by reference to Exhibit
                    3.09 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 filed by America First Real Estate Investment Partners, L.P. on July 21, 1999 (Commission
                    File No. 333-52117)).

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

Dated:  November 11, 1999