Form 10-K405
period 1999-12-31
CAPITAL SOURCE II L P A
filed 2000-03-29
CIK 799410

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  4
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  4
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . 	9
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . . 	9
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 	9

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . 	11
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  13
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  13
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  13

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                    PART I

     Item 1. Business. Capital Source II L.P.-A (the "Registrant" or the "Partnership") was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests (the "Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives generally are to (i) preserve and protect the Registrant's capital;
(ii) provide quarterly cash distributions to investors; and (iii) achieve increasing current income and long-term capital appreciation through increases in income from the Partnership Equity Investments. Originally, there was a fourth investment objective which was to make the BACs freely transferable 24 to 36 months after the Partnership commenced operations by qualifying the BACs for quotation on NASDAQ. However, at a Special Meeting of BAC Holders on December 17, 1990, amendments to the Registrant's Agreement of Limited Partnership (the "Partnership Agreement") were approved to only allow limited transferability of BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

     A total of 4,011,101 beneficial assignment certificates representing beneficial assignment of limited partnership interests in the Registrant ("BACs") were sold at $20 per BAC for total capital contributions of $80,222,020 prior to the payment of certain organization and offering costs.

     The Registrant originally acquired (i) four mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in three states, (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a multifamily housing property located in Charlotte, North Carolina, and (iii) Partnership Equity Investments in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent
Investments." A description of the properties financed by the Registrant through December 31, 1999, appears in Item 7 hereof. The Partnership had also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments"); however, the Partnership has not held any GNMA securities in its reserve account since the third quarter of 1998.

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

     The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. ("America First") which is an affiliate of the general partners of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C.

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

                                                                        Average
                                                         Number     Square Feet             Federal
Property Name                  Location                of Units        Per Unit           Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Crane's Landing                Winter Park, FL              252            751      $     8,207,230
Delta Crossing                 Charlotte, NC                178            880            4,639,818
Monticello Apartments          Southfield, MI               106          1,027            3,836,033
The Ponds at Georgetown        Ann Arbor, MI                134          1,002            5,426,659
                                                       --------                     ---------------
                                                            670                     $    22,109,740
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
CRANE'S LANDING
Average Occupancy Rate                             96%          96%          96%          94%          89%
Average Effective Annual Rental Per Unit       $8,090       $7,577       $7,366       $6,954       $6,327

DELTA CROSSING
Average Occupancy Rate                             94%          94%          93%          92%          94%
Average Effective Annual Rental Per Unit       $7,634       $7,457       $7,260       $7,097       $6,866

MONTICELLO APARTMENTS
Average Occupancy Rate                             90%          98%          97%          96%          99%
Average Effective Annual Rental Per Unit       $9,120       $9,627       $8,873       $8,804       $8,630

THE PONDS AT GEORGETOWN
Average Occupancy Rate                             99%          99%          97%          95%          95%
Average Effective Annual Rental Per Unit      $10,732      $10,362       $9,883       $9,515       $9,174

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3.  Legal Proceedings.

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its General Partners, America First and various of their affiliates (including Capital Source L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source L.P. is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs.

The General Partners determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

On July 12, 1999, Alvin M. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its General Partners and America First in the Delaware Court of Chancery. The complaint seeks to compel the General Partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

The General Partners have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source L.P.

There are no other material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.


PAGE>                               - 3 -

     Item 4.  Submission of Matters to a Vote of Security Holders.

On or about November 16, 1999, the general partners submitted a proposal for a merger of the Registrant with Capital Source, L.P. and America First Real Estate Investment Partners, L.P. for consent of the BAC holders without a meeting. As of December 31, 1999, the solicitation was still pending, and therefore, a final vote of the BAC holders has not been tabulated.

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

     (b)	Investors.  The approximate number of BAC Holders on December 31,
1999, was 5,092.

     (c)	Distributions.  Cash distributions are being distributed on a monthly basis to the record holders of BACs as of the last day of each month.  Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1999, and December 31, 1998, equaled $1,804,995 and
$2,647,327 respectively.  The cash distributions paid or accrued per BAC during the fiscal years ended December 31, 1999, and December 31, 1998, were as follows:

                                    Per BAC
                      Year Ended              Year Ended
                   December 31, 1999       December 31, 1998
                   -----------------       -----------------
Income             $     .3585             $     .2175
Return of Capital        .0915                   .4425
                   -----------------       -----------------
Total              $     .4500             $     .6600
                   =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions in 2000 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Registrant. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                       	            							For the        For the	       For the	       For the        For the
		                                      												  	 Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                    													  Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	   						           $  2,318,543   $  2,426,356   $  2,499,844   $  2,520,727   $  2,561,901
Interest income on temporary cash investments
 and U.S. government securities																													14,505         42,339         91,327      	 147,530        200,678
Equity in losses of Operating Partnerships	      					      			-   		    (407,218)      (121,450)          -          (109,900)
Other income                                                		 400          4,750          3,800          6,950          4,650
Gain on sale of mortgage-backed securities                  		 -      		   35,101           -              -            15,670
Operating and administrative expenses                   	 (880,808)    (1,220,213)      (819,516)      (552,170)      (499,903)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                    					  $  1,452,640   $    881,115   $  1,654,005   $ 	2,123,037   $  2,173,096
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .36   $        .22   $   		   .41   $        .52   $  	     .54
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC            $      .4500   $      .6600   $      .8100   $      .8100   $      .8100
                                                      =============  =============  =============  =============  =============
Investment in FHA Loan	                	              $  6,470,165   $  6,505,857   $  6,538,424   $  6,568,139   $  6,595,251
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	   			           $ 20,367,475   $ 20,497,706   $ 21,674,940   $ 21,895,675   $ 22,142,421
                                                      =============  =============  =============  =============  =============
Total assets	                              			        $ 27,348,772   $ 27,771,206   $ 29,829,534   $ 31,340,155   $ 32,541,767
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in this property. Collectively, the remaining GNMA Certificates, the FHA Loan, and the Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments); however, the Partnership has not held any GNMA securities in its reserve account since the third quarter of 1998. The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        --------------      --------------      --------------
Regular monthly distributions
Income                                                                  $        .3585      $        .2175      $        .4082
  Return of capital                                                              .0915               .4425               .4018
                                                                        --------------      --------------      --------------
                                                                        $        .4500      $        .6600      $        .8100
                                                                        ==============      ==============      ==============
Distributions
  Paid out of cash flow                                                          .4149               .4005      $        .5172
  Paid out of reserves                                                           .0351               .2595               .2928
                                                                        --------------      --------------      --------------
                                                                        $        .4500      $        .6600      $        .8100
                                                                        ==============      ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and the GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. During 1999, $141,972 was withdrawn from reserves.

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

The following table shows the occupancy levels of the properties financed by the Partnership as of December 31, 1999:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
 ------------------------------------        ------------------              ---------          ----------         -----------
 Crane's Landing                             Winter Park, FL                       252                 244                  97%
 Delta Crossing                              Charlotte, NC                         178                 166                  93%
 Monticello Apartments                       Southfield, MI                        106                 	98                  92%
 The Ponds at Georgetown                     Ann Arbor, MI                         134                 134                 100%
                                                                             ---------          ----------         -----------
                                                                                   670                 642                  96%
                                                                             =========          ==========         ===========

The following sets forth certain information regarding the properties financed by the Partnership.

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 96% during 1999 and 1998. Operating revenue increased 7.5% from 1998 to 1999, due to increases in rental rates while real estate operating expenses decreased 6.9% for the same period. The decrease in real estate operating expenses is primarily attributable to a 29.8% decrease in repairs and maintenance expenses and property improvements which was partially offset by an increase in labor and insurance costs. As a result, net operating income before depreciation, interest and amortization increased approximately 21% from 1998 to 1999. The property remained current on its mortgage obligations during 1999.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 94% in 1999 and 1998. As a result of rental rate increases, rental income increased approximately 2.5% in 1999, compared to 1998. The increase in rental income was partially offset by a 4.5% increase in real estate operating expenses. The increase in real estate operating expenses is attributable to increases in administrative and labor costs offset by a decrease in repairs and maintenance expense and property improvements. As a result, net operating income before depreciation, interest and amortization increased approximately 1% from 1998 to 1999. The property was current on its mortgage obligations during 1999.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 90% in 1999, compared to 98% in 1998. The decrease in average occupancy resulted in a 5% decrease in rental revenue in 1999 compared to 1998. In addition, real estate operating expenses increased approximately 35% due primarily to increases in repairs and maintenance expenses, property improvements, advertising expenses and administrative costs. As a result of the decrease in revenue and increase in expenses, net operating income before depreciation, interest and amortization decreased approximately 31% from 1998 to 1999. Despite the decrease in net operating income the property remained current on its mortgage obligations during 1999.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 99% in 1999 and 1998. Excluding interest, depreciation and amortization, operating income generated by the property in 1999 approximated that of 1998. As previously disclosed, the mortgage loan for the Ponds at Georgetown was restructured in September 1998 which lowered the interest rate from 9.25% to 7.85%. Since the restructuring, cash flow generated from operations has generally been sufficient to cover all the Operating Partnership's cash needs. The property was current on its mortgage obligations as of December 31, 1999.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1999 		    Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                        $   2,318,543    	 $    2,426,356      $    2,499,844
Interest income on temporary cash investments																																			14,505 	            42,339              91,327
Equity in losses of Operating Partnerships 		                                  		 -  			      	   (407,218)           (121,450)
Other income                                                                   			 400               4,750               3,800
Gain on sale of mortgage-backed securities                                    			 -      	      	   35,101             		 -
                                                                         --------------     ---------------     ---------------
				                                                                         2,333,448           2,101,328           2,473,521
Operating and administrative expenses                                          880,808           1,220,213             819,516
                                                                         --------------     ---------------     ---------------
Net income	                                                              $   1,452,640      $      881,115      $    1,654,005
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1998 		        From 1997
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $     (107,813)     $      (73,488)
Interest income on temporary cash investments 																																	(27,834)            (48,988)
Equity in losses of Operating Partnerships                                     407,218            (285,768)
Other income                                                                    (4,350)                950
Gain on sale of mortgage-backed securities   	                                 (35,101)             35,101
                                                                         --------------     ---------------
				                                                                           232,120            (372,193)
Operating and administrative expenses                                         (339,405)            400,697
                                                                         --------------     ---------------
Net income	                                                              $     571,525      $     (772,890)
                                                                         ==============     ===============

Mortgage-backed securities income decreased by $107,813 from 1998 to 1999. Approximately $55,000 of such decrease was attributable to the fourth quarter of 1998 payoff of the GNMA Certificate on the Ponds at Georgetown which had an interest rate of 9% and the issuance of a new GNMA Certificate at 7.25%. The remaining $53,000 decrease was due to: (i) a reduction of approximately $39,000 resulting from the sales of Reserve Investments during 1998 and (ii) the continued amortization of the Partnership's other mortgage-backed securities.

Mortgage-backed securities income decreased by $73,488 from 1997 to 1998. Approximately $43,000 of such decrease was due to the aforementioned sales of the Partnership's Reserve Investments. The remaining decrease of $30,000 resulted from the restructuring of The Ponds at Georgetown GNMA certificate discussed above and the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Interest income on temporary cash investments decreased by $27,834 from 1998 to 1999 and $48,988 from 1997 to 1998. These decreases were due to withdrawals made from the Partnership's reserves to supplement distributions to BAC Holders.

The Partnership's suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnership by the Partnership.

The Partnership made additional contributions to certain Operating Partnerships during 1998 and 1997. As such, equity in losses of Operating Partnerships was recorded in 1998 and 1997 to the extent of the additional investments in the amount of $407,218 and $121,450, respectively. No such investments were made and therefore no equity in losses was recorded in 1999. As a result, equity in losses of Operating Partnerships increased $407,218 from 1998 to 1999 and decreased $285,768 from 1997 to 1998.

During 1998, the Partnership sold the mortgage-backed securities held in its reserves and realized a gain of $35,101 on the sale. There were no such sales or gains during either 1999 or 1997.

Operating and administrative expenses decreased $339,405 from 1998 to 1999. Such decrease was due to: (i) a decrease of approximately $164,000 in transaction costs incurred in conjunction with proposed mergers under consideration in the respective years; (ii) decreases of approximately $182,000 in salaries and related expenses and $31,000 in consulting expenses due to a reduction in personnel time and consulting fees incurred in connection with developing and evaluating alternatives for restructuring the Partnership; (iii) net decreases of approximately $22,000 in other general and administrative expenses; offset by (iv) an increase of approximately $60,000 in legal fees resulting from the defense of a class action lawsuit filed against the Partnership as more fully described in Note 8 to the financial statements.

Operating and administrative expenses increased $400,697 from 1997 to 1998. Such increase was due to: (i) an increase of approximately $341,000 in transaction costs incurred in conjunction with a proposed merger (which is no longer under consideration); (ii) an increase of approximately $152,000 in salaries and related expenses primarily due to additional personnel time incurred in conjunction with the aforementioned merger; (iii) and increase of approximately $31,000 in consulting fees incurred in connection with a review of various options for restructuring the Partnership to improve total investment returns and provide liquidity to the Partnership's investors; (iv) a decrease of $116,000 in asset management and partnership administration fees payable to the General Partners and (v) decreases of approximately $7,000 in other operating and administrative expenses.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First. In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. To date, the Partnership has not experienced any significant problems with such systems and equipment arising from the inability of computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. Although the Partnership does not anticipate that so-called "Year 2000 problems" will surface, there can be no assurance that such problems will not arise. The Partnership has not incurred any significant costs in rectifying Year 2000 problems.

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

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its investment securities which are comprised of investments in debt securities with fixed interest rates. The Partnership does not use derivative financial instruments to hedge its investment portfolio.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's investment portfolio:

                    Principal            Weighted Average
   Maturity           Amount               Interest Rate
 ------------    -----------------       -----------------
       2000        $      181,456                    8.6%
       2001               198,021                    8.6%
       2002               216,085                    8.6%
       2003               235,858                    8.6%
       2004               257,360                    8.6%
 Thereafter         			25,788,573                    8.6%


The aggregate fair value of the Partnership's investment securities at December 31, 1999 was $26,877,353.

As the above table incorporates only those positions or exposures that existed as of December 31, 1999, it does not consider those exposures or posititons that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12b-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated October 2, 1998, as amended, and is hereby incorporated by reference.

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

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

																										Chairman of the Board, President,																							1997
																										Chief Executive Officer and
                          Director of the general partner of the IME II
                          General Partner

Michael Thesing	          Vice President, Secretary, Treasurer and                1984
                          Manager of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

                          Vice President, Secretary and                           1997
                          Treasurer of the IME II
                          General Partner

William S. Carter, M.D.   Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

Lisa Yanney Roskens       Manager of America First                                1999

	    Michael B. Yanney, 66, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN
Corporation, Rio Grande Medical Technologies, Inc., and Telecom Technologies,
Inc. Mr Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

	    Michael Thesing, 45, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C. and America First
Investment Advisors, L.L.C.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 73, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 66, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 77, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 63, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 39, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.,
SRI International, Stanford Management Company and Stanford Hospitals and
clinics.

     Lisa Yanney Roskens, 33 is a Managing Director of Twin Compass, LLC, a small business consulting firm. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael Yanney and Gail Walling Yanney.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the parent company of the Registrant's General Partners and persons who beneficially own more than 10% of the Registrant's BACs to file reports of their ownership of BACs with the Securities and Exchange Commission (the "SEC"). Such executive officers, managers and BAC holders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BACs.

   Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services are provided to the Registrant by managers and officers of America First. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1999, is described in Note 6 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

     Item 13. Certain Relationships and Related Transactions. The members of the America First General Partner are America First and Mr. Yanney. The general partner of the IME II General Partner is CS Housing II, Inc. ("CSII"), which is owned by America First. Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is (i) a member, director or executive officer of the America First General Partner or manager or officer of America First or a director or officer of CSII, (ii) a nominee for election as a director or manager of the America First General Partner, or a manager of America First or CSII, (iii) an owner of more than 5% of the BACs or (iv) a member of the immediate family of any of the foregoing persons.

     The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which shall be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee of 0.5% of invested assets will be paid in those years that an 11.5% annual return has been paid to investors on a cumulative basis. Any unpaid amounts will accrue and be payable only after a 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1999, the General Partners earned, and the Registrant incurred $50,000 in such asset management and partnership administration fees.

     During 1999, the Registrant paid or reimbursed one of the General Partners or an affiliate of the General Partners $585,181 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

    America First Properties Management, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of The Ponds at Georgetown. The property management agreement provides that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager are 4% of gross revenues. Because the Manager is an affiliate of the General Partners the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1999, the Manager was paid property management fees of $42,842.

	                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Auditors' Report

     Balance Sheets of the Registrant as of December 31, 1999, and December 31, 1998.

     Statements of Income and Comprehensive Income of the Registrant for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

     Statements of Partners' Capital (Deficit) of the Registrant for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

     Statements of Cash Flows of the Registrant for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

     Notes to Financial Statements of the Registrant.

     2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the Financial Statements filed in response to Item 8 hereof.

     3.	Exhibits.  The following exhibits are filed as required by Item 14(c)
of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

          4(a).	Agreement of Limited Partnership of Capital Source II L.P.-A
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

          4(c). Beneficial Assignment Certificate (incorporated by reference from Exhibit 10(a) to the Registrant's Amendment No. 2 dated January 27, 1987, to the Registration Statement on Form S-11 (Commission File No. 0-16862)).

          24.	Power of Attorney

          27.	Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Auditors' Report

To the Partners
Capital Source II L.P.-A:

We have audited the accompanying balance sheets of Capital Source II L.P.-A as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source II L.P.-A as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Omaha, Nebraska
March 17, 2000				               					 /s/KPMG LLP

CAPITAL SOURCE II L.P.-A
Balance Sheets

                                                                                             Dec. 31, 1999       Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      278,134      $      432,999
 Investment in FHA Loan (Note 4)                                                                 6,470,165           6,505,857
 Investment in GNMA Certificates (Note 4)                                                       20,367,475          20,497,706
 Investment in Operating Partnerships (Note 5)                                                     		 -           					   -
 Interest receivable                                                                               193,934             195,440
 Other assets                                                                                       39,064             139,204
                                                                                            ---------------     ---------------
                                                                                            $   27,348,772      $   27,771,206
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 6)	                                                                $      295,599      $      347,446
		Distribution payable (Note 3)		                                                                  303,871             303,871
                                                                                            ---------------     ---------------
                                                                                             		    599,470             651,317
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                                (298,965)           (295,259)
 	Beneficial Assignment Certificate Holders
			($6.74 per BAC in 1999 and $6.83 per BAC in 1998)	                                           27,048,267          27,415,148
                                                                                            ---------------     ---------------
                                                                                          		    26,749,302          27,119,889
                                                                                            ---------------     ---------------
                                                                                      				  $   27,348,772      $   27,771,206
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1999       Dec. 31, 1998	      Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 4)                             $    2,318,543      $    2,426,356      $    2,499,844
	Interest income on temporary cash investments																																		14,505              42,339              91,327
 Equity in losses of Operating Partnerships (Note 5)   		                      			- 		            (407,218)           (121,450)
 Other income                                                                   			400               4,750               3,800
 Gain on sale of mortgage-backed securities (Note 4)                           		 -     			         35,101                -
     	                                                                  ---------------     ---------------     ---------------
                                                                             2,333,448        	  2,101,328           2,473,521
Expenses
	Operating and administrative expenses (Note 6)		                              880,808        	  1,220,213             819,516
                                                                        ---------------     ---------------     ---------------
Net income	                                                                  1,452,640        	    881,115           1,654,005
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains (losses) arising during the year                		-        			      (7,110)              5,969
   Plus: reclassification adjustment for losses included in net income       			  -          			   (35,101)               -
                                                                        --------------      --------------      --------------
   Change in net unrealized holding gains                                    				 -          			   (42,211)              5,969
                                                                        --------------      --------------      --------------
Net comprehensive income                                                $    1,452,640      $      838,904      $    1,659,974
                                                                        ==============      ==============      ==============
Net income allocated to:
	General Partner	                                                       $     	 14,526      $        8,811      $       16,540
	BAC Holders		                                                            	  1,438,114             872,304           1,637,465
                                                                        ---------------     ---------------     ---------------
			                                                                     $    1,452,640      $      881,115      $    1,654,005
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $          .36      $          .22      $          .41
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                 4,011,101           4,011,101           4,011,101
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1996 TO DECEMBER 31, 1999


                                                           General             BAC
                                                          Partners            Holders               Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding
 accumulated other comprehensive income)
  Balance at December 31, 1996                      $     (261,051)     $   30,801,698   	  $   30,540,647
  Net income				                                            16,540		         1,637,465  	        1,654,005
  Cash distributions paid or accrued (Note 3)		            (32,818)		       (3,248,992)         (3,281,810)
                                                      ---------------     ---------------     ---------------
  Balance at December 31, 1997                            (277,329)         29,190,171          28,912,842
  Net income                                                 8,811             872,304             881,115
  Cash distributions paid or accrued (Note 3)              (26,741)         (2,647,327)         (2,674,068)
                                                    ---------------     ---------------     ---------------
  Balance at December 31, 1998                     	      (295,259)         27,415,148          27,119,889
  Net income																																																14,526											1,438,114											1,452,640
  Cash distributions paid or accrued	(Note 3)														(18,232)									(1,804,995)									(1,823,227)
                                                    ---------------     ---------------     ---------------
		Balance at December 31, 1999																												(298,965)									27,048,267          26,749,302

Accumulated Other Comprehensive Income
 Balance at December 31, 1996                                  362              35,880              36,242
  Other comprehensive income                                    60               5,909               5,969
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1997                                  422              41,789              42,211
  Other comprehensive income                                  (422)            (41,789)            (42,211)
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1998 and December 31, 1999          	 -                  -                   -
                                                    ---------------     ---------------     ---------------
Balance at December 31, 1999                        $     (298,965)     $   27,048,267      $   26,749,302
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998	      Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $    1,452,640  	   $      881,115      $    1,654,005
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                                -                407,218             121,450
   Amortization of discount on mortgage-backed securities																							  (316)             (1,471)													(1,397)
   Gain on sale of mortgage-backed securities				                                 -                (35,101)               -
   Decrease in interest receivable         																																	   	 1,506           		 17,584               6,637
   Decrease in other assets																																																				100,140              22,950            	 63,589
   Increase (decrease) in accounts payable																																					(51,847)             19,933             111,215
																																																																								---------------     ---------------     ---------------
   Net cash provided by operating activities                                 1,502,123           1,312,228           1,955,499
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                 166,239             271,807             257,816
 Disposition of mortgage-backed securities                                        -              5,046,437                -
 Proceeds from sale of available-for-sale securities                              -                915,012                -
 Acquisition of GNMA Certificate                                                  -             (5,029,094)               -
 Investments in Operating Partnerships                                            -               (407,218)           (121,450)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by investing activities                                    166,239             796,944             136,366
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activity
 Distributions paid				                                                     (1,823,227)         (2,917,165)         (3,281,810)
                                                                        ---------------     ---------------     ---------------
Net decrease in cash and temporary cash investments	 											              (154,865)           (807,993)         (1,189,945)
Cash and temporary cash investments at beginning of year  				                 432,999           1,240,992           2,430,937
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $      278,134      $      432,999      $    1,240,992
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

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

	B)Investment in Mortgage-Backed Securities
			Investment securities are classified as held-to-maturity,
			available-for-sale, or trading.  Investments classified as
		 held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
			to published sources.  Any unrealized gains or losses are excluded from
			earnings and reflected in other comprehensive income.  Subsequent increases
		 and decreases in the net unrealized gain/loss on the available-for-sale
		 securities are reflected as adjustments to the carrying value of the
			portfolio and in other comprehensive income.  The Partnership has not had
			investments classified as available-for-sale since the second quarter of
		 1998. The Partnership does not have investment securities classified as
		 trading.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

	C)	Investment in Operating Partnerships
    The Partnership's Investment in Operating Partnerships consists of interests
			 in limited partnerships which own properties underlying the mortgage-backed
				securities and are accounted for using the equity method. The investments
				by the Partnership in the Operating Partnership were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received, to the Operating Partnerships
			 by the Partnership.  The Operating Partnerships are not insured or
				guaranteed.  The	value of these investments is a function of the value of
			 the real estate owned by the Operating Partnerships.  With regard to the
			 Operating	Partnerships, the Partnership is not the general partner and it has no legal obligation to provide additional cash support nor has it
			 indicated any commitment to provide this support; accordingly, it has not
				reduced its investment in these Operating Partnerships below zero.

  D)Income Taxes
   No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $826,459 and $1,236,222 at December 31, 1999, and December 31, 1998, respectively.

 E)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 F)Net Income per Beneficial Assignment Certificate (BAC)
   Net income per BAC was calculated based on the number of BACs outstanding (4,011,101) during each year presented.

 G)New Accounting Pronouncement
			In June, 1998, the Financial Accounting Standards Board issued Statement of
			Financial Accounting Standards No. 133, "Accounting for Derivative
			Instruments and Hedging Activities" (SFAS 133).  This statement provides
			new accounting and reporting standards for the use of derivative
			instruments.  Adoption of this statement, as amended, is required by the
		 Partnership effective January 1, 2000.  Management believes that the impact
		 of such adoption will not be material to the financial statements.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

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

At December 31, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $26,837,640, $39,713 and $26,877,353, respectively. At December 31, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $27,003,563, $245,407 and $27,248,970, respectively. At December 31, 1999 and 1998, the Partnership did not have any available-for-sale securities.

During May and August of 1998, the Partnership sold available-for-sale mortgage-backed securities with an amortized cost of $879,911 for $915,012 thereby recognizing a gain of $35,101 on the sales.

Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1999, are as follows:

																																																																																																																									Income
                                                           	  Number    Interest       Maturity    	 	  Carrying         Earned
                                     Location               of Units    	   Rate      	    Date		         Amount        in 1999
-------------------------------     	-------------------   ----------  ----------   ------------   --------------   -------------
	GNMA Certificates:
	 Crane's Landing                     Winter Park, FL            252      8.75%          12/15/30  $  10,119,375    $    887,786
 	Monticello Apartments               Southfield, MI             106      8.75%          11/15/29      5,264,973         462,036
 	The Ponds at Georgetown             Ann Arbor, MI              134      7.50% (1)      12/15/29      4,983,127         378,423
																																																																																																			--------------    ------------
																																																																																																						20,367,475							1,728,245
	FHA Loan:
 	Delta Crossing                      Charlotte, NC              178      9.10%          10/01/30  	   6,470,165     	   590,298
																																																																																																			--------------    ------------
Balance at December 31, 1999                                                                  				 $ 	26,837,640     $ 2,318,543
                                                                                                  	==============    ============
(1) During the fourth quarter of 1998, the GNMA Certificate backed by a first
				mortgage loan on this property was repaid and a new GNMA Certificate was
			 issued.  The interest rate on the reissued GNMA Certificate is 7.5% compared
			 to 9% on the repaid GNMA Certificate.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $   27,003,563      $  	28,213,364      $   28,463,814
	Additions
		Acquisition of GNMA Certificate                                                 -              5,029,094 											    -
		Amortization of discount on mortgage-backed securities 																								  316               1,471        			    1,397
	Deductions
		FHA Loan and GNMA principal payments received                               (166,239)           (271,807)           (257,816)
		Disposition of mortgage-backed securities                                       -             (5,011,336)								       -
		Proceeds from sale of available-for-sale securities                             -               (915,012)								       -
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                                  -                (42,211) 											  5,969
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $ 	 26,837,640    	 $ 		27,003,563      $   28,213,364
                                                                        ===============     ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


5.	Investment in Operating Partnerships

The Partnership's Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loan held by the Partnership. The limited partnership agreements provide for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1999 are as follows:

                                                                                                                          1999
                                                                                                                  			Equity in
                                                                                                                     Losses of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Crane's Landing               Winter Park, FL          Crane's Landing Partner, Ltd.               				    -              -
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -      $       -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -              -
                                                                                                    ------------   ------------
Balance at December 31, 1999                                                            					       $      -       $      -
                                                                                                    ============   ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $       -           $         -         $          -
	Addition
  Investment in Operating Partnerships                                         -                   407,218              121,450
 Deduction
		Equity in losses of Operating Partnerships                          					    -                		(407,218)            (121,450)
	                                                                      ---------------	     ---------------   	 ----------------
Balance at end of year                   					                         $       -            $         -         $ 	       -
                                                                       ===============      ===============     ================

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Combined Financial Statements of the Operating Partnerships are as follows:

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS BALANCE SHEETS


                                                                                             Dec. 31, 1999       Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:

		Land																						                                                            	   	$    2,800,750     	$ 		2,800,750
		Buildings																				                                                               	  24,660,289         24,582,828
 	Personal Property																																																																										   	 1,622,278        		1,580,684
                                                                                           	 ---------------     ---------------
																																																																																														   29,083,317        	28,964,262
Less accumulated depreciation															                                                 	   (7,967,609)       	(7,290,932)
                                                                                           	 ---------------     ---------------
 	Net investment in real estate                                                             	    21,115,708         21,673,330

		Cash and temporary cash investments, at cost
			which approximates market value	                                                                 690,902          	 632,149
		Escrow deposits and property reserves                                                             568,743       			  606,575
		Interest and other receivables																																																													        22,698       						19,437
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																       1,348,151         	1,394,161
  Other assets																																																																																		    263,640          		193,964
                                                                                           	 ---------------     ---------------
																																																																																											 	$   24,009,842     	$		24,519,616
                                                                                           	 ===============   	 ===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                     	$   	  441,036 	   	$     307,981
  Mortgage loan payable										                                                           		   27,019,503         27,186,893
		Interest payable																																																																										        115,382       					294,222
		Due to general partners and their affiliates                                                	     884,181            920,347
                                                                                           	 ---------------     ---------------
																																																																																													    28,460,102       		28,709,443
                                                                                           	 ---------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                               (4,450,260)        (4,189,827)
 	Limited Partners																																																																															      -              				-
                                                                                           	 ---------------     ---------------
																																																																																													    (4,450,260)       	(4,189,827)
                                                                                           	 ---------------     ---------------

                                                                                          	 	$   24,009,842    		$ 	24,519,616
                                                                                           	 ===============   	 ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS INCOME STATEMENTS
                                                                         Dec. 31, 1999        Dec. 31, 1998      	Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$  	 5,362,460      $				5,220,888      $  	 5,105,108
	Interest on temporary cash investments 																																						  27,744              19,993         				 13,084
 Other income		                                                                214,437           		351,218      			    198,870
                                                                        ---------------     ---------------     ---------------
			                                                                     	    5,604,641          	5,592,099      	    5,317,062
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																										    2,700,534         		2,779,741	          2,504,026
 Depreciation expense			                                              					    705,432           	 692,357													700,297
	Interest expense											                                                 2,413,266         	 2,493,145       		  2,476,272
 Amortization																																																													      46,010         					46,008        				  48,768
                                                                        ---------------     ---------------    	---------------
			                                                                          5,865,242       	   6,011,251      	  	 5,729,363
                                                                        ---------------     ---------------    	---------------
Net loss					                                                          	$  	  (260,601)   	 $  	  (419,152)     $		   (412,301)
    		                                                                  ===============     ===============     ===============
Net loss allocated to:
 General Partners																																																												 (260,601)          	 (11,934)     		    (290,851)
	Limited Partners																																																											      -             		(407,218)											(121,450)
																																																																								---------------     ---------------    	---------------
																														                                        	 $     (260,601)     $	  	 (419,152)   		$   	 (412,301)
	                                                                       ===============     ===============     ===============

Financial Statements
CAPITAL SOURCE II L.P.
OPERATING PARTNERSHIPS STATEMENTS OF CASH FLOWS
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1999        Dec. 31, 1998      	Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$    (260,601)      $					(419,152)     $  		 (412,301)
		Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities
			Depreciation and amortization																																														751,442              738,365      	 				 749,065
			Increase in interest and other receivables   											                    (3,261)            	(11,995)      				   (1,992)
			Decrease (increase) in escrow deposits and property reserves        	   		 	37,832	               6,686       	 			(125,385)
			Decrease (increase) in other assets																																						  (69,676)           		 13,654 												(22,669)
			Increase (decrease) in accounts payable and accrued expenses								       133,055          			(542,762)												110,274
			Increase (decrease) in interest payable																															    (178,840)         				 46,735 															(794)
			Decrease in due to general partners and their affiliates																			(36,166)             (41,216)													(9,646)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by (used in) operating activities																					    373,785          			(209,685)												286,552
																																																																								---------------     ---------------     ---------------
Cash flows used in investing activities
			Acquisition of buildings and personal property, net																							(119,055)       	  		(100,104)												   -
																																																																								---------------     ---------------     ---------------
Cash flows from financing activities
 		Principal payments on mortgage loan payable  		                           (167,390)          		(141,789)  				     (129,902)
			Capital contributions																																																	        -             			 407,218        					121,450
			Other, net															                                              		  (28,587)          			184,947        				    (904)
                                                                        ---------------     ---------------    	---------------
  	Net cash provided by (used in) financing activities	                  	   (195,977)           		450,376       	  	   (9,356)
                                                                        ---------------     ---------------    	---------------
Net increase in cash and temporary cash investments                     	      58,753            		140,587      	  				208,377
Cash and temporary cash investments at beginning of year																	     632,149           			491,562													283,185
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																						$     690,902       $						632,149						$						491,562
																																																																								===============     ===============     ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


6. Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees amounted to $50,000, $50,000 and $166,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to such General Partner for the years ended December 31, 1999, 1998 and 1997 amounted to $585,181, $842,272 and
$494,165, respectively. These reimbursed amounts are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $42,842, $41,167 and $31,924 for 1999, 1998 and 1997, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

7. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

		Cash and temporary cash investments, interest receivable, other assets,
		accounts payable, distribution payable:  Fair value approximates the carrying
		value of such assets and liabilities.

  Investment in FHA Loan and GNMA Certificates:  Fair values are based on
	 prices obtained from an independent pricing source, adjusted for estimated
		prepayments.  Refer to the table below for carrying amounts and estimated
		fair values of such instruments.

                                                        At December 31, 1999                    At December 31, 1998
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Investment in FHA Loan                          $    6,470,165      $  	 6,470,165      $    6,505,857      $  		6,531,230
Investment in GNMA Certificates                 $   20,367,475      $ 	 20,407,188      $   20,497,706 					$			20,717,740


8. Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its General Partners, America First and various of their affiliates (including Capital Source L.P., a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source L.P. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source L.P. is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs.

The General Partners determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

On July 12, 1999, Alvin M. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its General Partners and America First in the Delaware Court of Chancery. The complaint seeks to compel the General Partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

The General Partners have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source L.P.

9.	Summary of Unaudited Quarterly Results of Operations

                                                         First		            Second		             Third		            Fourth
From January 1, 1999, to December 31, 1999		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      585,508 	    $      583,429      $     	582,736 	    $      581,775
Total expenses							                                 (133,446)		         (183,429)		         (224,203)(1)								(339,730)(1)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      452,062 	    $      400,000 	    $     	358,533      $      242,045
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC	         $          .11 	    $          .10 	    $          .09    	 $          .06
														                                  ===============     ===============     ===============     ===============

                                                        First		            Second	               Third		            Fourth
From January 1, 1998, to December 31, 1998	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $      634,350 	    $      639,955      $      296,136 (2)  $      530,887 (3)
Total expenses					                                   (417,488)(4)	       (273,959)(4)	       (158,660)(4)        (370,106)(4)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      216,862 	    $      365,996 	    $      137,476      $      160,781
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          .06 	    $          .09 	    $          .03      $          .04
														                                  ===============     ===============     ===============     ===============

(1) The Partnership incurred expenses of approximately $187,000 and $101,000
				during the third and fourth quarters of 1999, respectively in conjunction
				with a proposed merger under consideration during such periods.

(2) The Partnership had equity in losses of Operating Partnerships of $359,113 for the third quarter of 1998.

(3) The Partnership earned less interest income during the quarter due primarily to withdrawals from reserves to supplement monthly distributions to BAC Holders, a reduction in the interest rate on The Ponds at Georgetown GNMA Certificate (See Note 4), and an additional equity contribution made to The Ponds at Georgetown Operating Partnership. In addition, the Partnership had equity in losses of Operating Partnerships of $48,105 for the quarter.

(4) The Partnership incurred expenses of approximately $186,000, $66,000, $38,000 and $177,000 during the first, second, third and fourth quarters of 1998, respectively, in conjunction with a proposed merger under consideration during such time.

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

Date:  March 28, 2000

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March  28, 2000        		   By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 28, 2000	        		   By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date:  March 28, 2000	      		     By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000  	 		        By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000         		   By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000	    		       By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000  	    		     By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000  	    		     By	/s/ Lisa Yanney Roskens*
                   			             Lisa Yanney Roskens
                                   Manager of America First Companies L.L.C.

*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                					  /s/ Mariann Byerwalter
                                							Mariann Byerwalter

																															POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.
         Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                					  /s/ Lisa Yanney Roskens
                                							Lisa Yanney Roskens