Form 10-Q
period 2000-03-31
CAPITAL SOURCE II L P A
filed 2000-05-15
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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
BALANCE SHEETS

                                                                                             Mar. 31, 2000
                                                                                               (unaudited)        Dec. 31, 1999
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     193,725       $     278,134
 Investment in FHA Loan (Note 4)                                                              	  6,460,719           6,470,165
 Investment in GNMA Certificates (Note 4)                                                       20,333,125          20,367,475
 Investment in Operating Partnerships (Note 5)                                                        -                   -
 Interest receivable								               																																																				    193,074             193,934
 Other assets                                                                                       20,480           	  39,064
                                                                                             --------------      --------------
                                                                                             $  27,201,123       $  27,348,772
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 6)                                                                  $     155,073       $     295,599
  Distribution payable (Note 3)                                                                    303,871             303,871
                                                                                             --------------      --------------
																																																																																																			458,944             599,470
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (299,036)           (298,965)
  Beneficial Assignment Certificate Holders
  ($6.74 per BAC in 2000 and $6.74 in 1999)                                                     27,041,215          27,048,267
                                                                                             --------------      --------------
                                                                                                26,742,179          26,749,302
                                                                                             --------------      --------------
                                                                                             $  27,201,123       $  27,348,772
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           																											       For the Three       For the Three
                                                            																																	 Months Ended        Months Ended
                                                          																																			Mar. 31, 2000     	 Mar. 31, 1999
                                                    																																				    ---------------     ---------------
Income
 Mortgage-backed securities income                  																																		      $   		 577,368      $ 		   580,957
 Interest income on temporary cash investments               																										            	 3,248          	    4,151
 Equity in earnings of Operating Partnerships (Note 5)               																									      35,127           				 -
 Other income                                               																									               		-              					 400
                                                    																																			     ---------------     ---------------
                                                          																												          		 615,743	         		 585,508
Expenses
 Operating and administrative expenses (Note 6)            																											             167,059             133,446
                                                    																																			     ---------------     ---------------
Net income and net comprehensive income                                                						   		 448,684             452,062
                                                    																																				    ===============     ===============
Net income allocated to:
 General Partners                                  																																		      	$       	4,487      $        4,521
 Limited Partners                                          																											          		 444,197             447,541
                                                    																																				    ---------------     ---------------
                                                    																																		      $    		448,684      $      452,062
                                                    																																			     ===============     ===============
Net income, basic and diluted, per BAC              																																		      $          .11      $          .11
                                                    																																			     ===============     ===============

CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1999                                           $    (298,965)     $    27,048,267      $   26,749,302
  Net income                                                                  	 4,487           		 444,197        		   448,684
  Cash distributions paid or accrued (Note 3)                                 	(4,558)         		 (451,249)      		   (455,807)
                                                                        --------------     ----------------     ---------------
 Balance at March 31, 2000				                                          $    (299,036)     $    27,041,215      $   26,742,179
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            	For the Three     	 For the Three
                                                                                              Months Ended        Months Ended
                                                                                            	Mar. 31, 2000     	 Mar. 31, 1999
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    		448,684	     $     	452,062
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of Operating Partnerships                                                   (35,127)     		        -
    Amortization of discount on mortgage-backed securities                                           	 (83)            			 (77)
    Decrease in interest receivable                                                                 		 860           		    438
    Decrease in other assets																					                                                  	18,584           	  15,164
    Decrease in accounts payable                                                                  (140,526)          	(120,411)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                     	  		292,392             347,176
                                                                                            ---------------     ---------------
Cash flow provided by investing activity
 FHA Loan and GNMA Certificate principal payments received                                        	 43,879            	 40,209
	Distributions received from Operating Partnerships     																																												35,127																-
                                                                                            ---------------     ---------------
Net cash provided by investing activities																																																											79,006												  40,209
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                            		 (455,807)        		 (455,807)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                                (84,409)          	 (68,422)
Cash and temporary cash investments at beginning of period                                         278,134          		 432,999
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      193,725      $      364,577
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in
				conjunction with the financial statements and notes thereto included in
				the Partnership's Annual Report on Form 10-K for the year ended December
				31, 1999.  In the opinion of management, all normal and recurring
				adjustments necessary to present fairly the financial position at March
				31, 2000, and results of operations for all periods presented have been
				made.

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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  The Partnership does not
			 have investment securities classified as trading or available-for-sale.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


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
    extent of additional contributions, net of distributions received, to the
    Operating Partnerships by the Partnership.  Any distributions received by
				the Partnership from the Operating Partnerships are recorded as income.
				The Operating Partnerships are not insured or guaranteed.  The value of these investments is a function of the value of the real estate owned by the Operating Partnerships.  With regard to the Operating Partnerships, the Partnership is not the general partner and it has no legal obligation to provide additional cash support, nor has it indicated any commitment to
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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

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

At March 31, 2000, all of the Partnership's mortgage-backed securities were classified as held-to-maturity. The total amortized cost, gross unrealized holding gains and aggregate fair value of such securities were $26,793,844, $39,631 and $26,833,475, respectively.

Descriptions of the Partnership's mortgage-backed securities at March 31, 2000, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,104,196
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,256,211
     The Ponds at Georgetown              Ann Arbor, MI                 134       7.50%        12-15-2029         4,972,718
                                                                                                             ---------------
																																																																																																																	20,333,125

  FHA Loan:
     Delta Crossing                       Charlotte, NC                 178       9.10%        10-01-2030         6,460,719
                                                                                              					 								 ---------------
  Balance at March 31, 2000                                                                              				$   26,793,844
                                                                                              							 							===============

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1999						                                                                        	  $   26,837,640
  Addition
   Amortization of discount on mortgage-backed securities                                                              	 83
  Deduction
   FHA Loan and GNMA Certificate principal payments received                                                      	 (43,879)
                                                         											                                         ---------------
Balance at March 31, 2000     																																																																 		       					$		 26,793,844
																																																																																																													===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
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

Descriptions of the Operating Partnerships held at March 31, 2000, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at March 31, 2000                                                      					      										 $ 	  	-
																																																																																																				============


Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                      		For the Three
                                                                									Months Ended
                                                                        Mar. 31, 2000
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
		Equity in earnings of Operating Partnerships                          						35,127
 Deduction
		Distributions received from Operating Partnerships																									(35,127)
				                                                                   ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

6.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $12,500 were incurred during the three months ended March 31, 2000.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to such General Partner for three months ended March 31, 2000 was $289,508. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,534 for the three months ended March 31, 2000 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

On July 12, 1999, Alvin M. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its General Partners and America First in the Delaware Court of Chancery (the Books and Records Action). The complaint seeks to compel the General Partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

To resolve these lawsuits, the Partnership and affiliates, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. In connection with the Settlement, which, if approved, will also result in the dismissal of the Book and Records Action, the Partnership expects to submit a revised transaction to BAC holders for approval. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, will be filed with the Securities and Exchange Commission (the
SEC). As soon as it receives SEC clearance, the Partnership will deliver to BAC holders materials that fully describe the Settlement and revised transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) four GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in three states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration (FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in five Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. The Partnership has been repaid by GNMA on one of the GNMA Certificates and the related property has been deeded to GNMA in lieu of foreclosure, thus eliminating the Partnership Equity Investment in such Property. Collectively, the remaining GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent Investments". The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                           		For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                           	 Mar. 31, 2000     		Mar. 31, 1999
                                                                                            --------------      --------------
Regular monthly distributions
		Income                                                                                    $        .1107      $        .1116
  Return of capital                                                                                 	.0018              	.0009
                                                                                            --------------      --------------
                                                                                            $        .1125      $        .1125
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .1125      $        .1125
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership is permitted to replenish its reserves with cash flows in excess of distributions paid. For the three months ended March 31, 2000, $17,223 was placed into reserves for cash flow in excess of the regular monthly cash distributions.

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

The overall status of the Partnership's investments has remained relatively constant since December 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership as of March 31, 2000:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 241                 96%
Delta Crossing                               Charlotte, NC                          178                 169                 95%
Monticello Apartments                        Southfield, MI                         106                  95                 90%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 134                100%
                                                                              ---------          ----------          ----------
                                                                                    670                 639	                95%
                                                                          	   =========          ========== 									==========

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         For the Three       For the Three            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                       	 Mar. 31, 2000    	  Mar. 31, 1999           From 1999
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $   		 577,368      $    		580,957      $     		(3,589)
Interest income on temporary cash investments                                   	3,248           	   4,151           			  (903)
Equity in earnings of Operating Partnerships                                    35,127           				 -            					35,127
Other income                                                                     	-              						400             		 (400)
                                                                        ---------------     ---------------     ---------------
                                                                             		615,743          		 585,508          	   30,235
Operating and administrative expenses                                          167,059             133,446          		  33,613
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    		448,684      $      452,062      $      	(3,378)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the three months ended March 31, 2000, compared to the same period in 1999. This decrease is due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the three months ended March 31, 2000, compared to the same period in 1999, due to withdrawals made from the Partnership's reserves during 1999 to supplement distributions to BAC Holders.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. Any distributions received by the Partnership from the Operating Partnerships are recorded as income.

During the three months ended March 31, 2000, the Partnership received a distribution of $35,127 from The Ponds at Georgetown whereas no such distributions were received from any of the Operating Partnerships during the comparable period of 1999. No additional contributions were made to the Operating Partnerships during the three months ended March 31, 2000 or 1999. As such, equity in earnings of Operating Partnerships of $35,127 was recorded for the three months ended March 31, 2000.

Operating and administrative costs for the three months ended March 31, 2000, increased approximately $33,613 compared to the same period in 1999. This increase was primarily due to an increase in legal fees and salaries and related expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Partnership's market risk since December 31, 1999.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

															On July 12, 1999, Alvin M. Panzer, one of the named plaintiffs
														 in the action described above, filed an additional complaint
															against the Partnership, its General Partners and America First
														 in the Delaware Court of Chancery (the Books and Records
															Action).  The complaint seeks to compel the General Partners
															to supply the plaintiff with a list of all BAC holders of the
															Partnership and copies of the limited partnership agreements of
														 the Operating Partnerships.

															To resolve these lawsuits, the Partnership and affiliates, on
															April 24, 2000, entered into a settlement agreement (the
															Settlement) with the plaintiffs.  The Settlement remains subject
														 to approval by the Court.  In connection with the Settlement,
															which, if approved, will also result in the dismissal of the
															Book and Records Action, the Partnership expects to submit a
															revised transaction to BAC holders for approval.  The complete
															terms of the Settlement, along with the updated consent
															solicitation material describing the revised merger transaction,
														 will be filed with the Securities and Exchange Commission (the
															SEC).  As soon as it receives SEC clearance, the Partnership
															will deliver to BAC holders materials that fully describe the
															Settlement and revised transaction.

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

														10(a) Stipulation of Settlement

																				IN THE CASE OF

																				ALVIN M. PANZER and
																				SANDRA G. PANZER

																				Plaintiffs,

																				v.

																				INSURED MORTGAGE EQUITIES, INC.,
																				INSURED MORTGAGE EQUITIES II
																				LP., AMERICA FIRST CAPITAL
																				SOURCE I, LLC., AMERICA FIRST
																				CAPITAL SOURCE II, LLC, AMERICA
																				FIRST	COMPANIES, LLC, AMERICA
																				FIRST REAL ESTATE INVESTMENT
																				PARTNERS, 	L.P., LEHMAN
																				BROTHERS, INC., CAPITAL SOURCE
																				L.P., PAUL L. ABBOTT, and CAPITAL
																				SOURCE II, L.P.,

																				Defendants.

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
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Dated:  May 11, 2000

																																	Exhibit 10(a)
																											Stipulation of Settlement

IN THE COURT OF CHANCERY OF THE STATE OF DELAWARE

IN AND FOR NEW CASTLE COUNTY

ALVIN M. PANZER and
SANDRA G. PANZER

Plaintiffs,		   																											C.A. No. 16929 NC

v.
																																												STIPULATION OF
INSURED MORTGAGE EQUITIES, INC., 													SETTLEMENT
INSURED MORTGAGE EQUITIES II
LP., AMERICA FIRST CAPITAL
SOURCE I, LLC., AMERICA FIRST
CAPITAL SOURCE II, LLC, AMERICA
FIRST	COMPANIES, LLC, AMERICA
FIRST REAL ESTATE INVESTMENT
PARTNERS, 	L.P., LEHMAN
BROTHERS, INC., CAPITAL SOURCE
L.P., PAUL L. ABBOTT, and CAPITAL
SOURCE II, L.P.,

Defendants.

WHEREAS:

A.	Plaintiffs Alvin. M. Panzer and Sandra G. Panzer have brought this action
(the "Action") in the Delaware Court of Chancery (the "Court") on behalf of themselves and the class of public holders of units of limited partnership interests in Capital Source L.P. ("Capital Source I") and Capital Source II L.P.-A ("Capital Source II") (collectively the "Partnerships"), against defendants Insured Mortgage Equities, Inc., Insured Mortgage Equities II L.P., America First Capital Source I, L.L.C., America First Capital Source II
L.L.C., America First Companies LLC, America First Real Estate Investment Partners, L.P., Lehman Brothers, Inc., Capital Source I, Paul Abbott, Capital Source II, (collectively the "Defendants"). The general partners of Capital Source I are Insured Mortgage Equities, Inc. and America First Capital Source
I L.L.C.  The general partners of Capital Source II are Insured Mortgage
Equities II L.P. and America First Capital Source II L.L.C. The foregoing are herein referred to collectively as the General Partners.

B.	On or about May 7, 1998, the America First Defendants (defined below) filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission ("SEC") in connection with a proposed solicitation of consents from the unitholders of the Partnerships, among other things, to convert the Partnerships into a newly-formed corporation, America First Real
Estate Investment Company, Inc.  On or about July 21, 1998, the America First
Defendants filed Amendment No. 1 to the Prospectus/Consent Solicitation
Statement, subject to  completion.  On or about November 3, 1998, the America
First Defendants filed Amendment No. 2 to the Prospectus/Consent Solicitation
Statement, subject to completion.

C.	Plaintiffs filed the Action on February 3, 1999, seeking a decree of dissolution under 6 Del. C. section 17-802, the appointment of a receiver to wind-up the Partnerships' affairs and an accounting from the defendants. The Action also asserted claims for breaches of fiduciary duties against the General Partners, Lehman Brothers, America First Real Estate Investment Company, Inc., America First Companies, LLC, and Paul L. Abbott (the "America First Defendants"). The Action also asserted claims for breaches of the agreements of limited partnership for the Partnerships (the "Partnership Agreements") by the General Partners, and alleged that Lehman Brothers and the America First Defendants caused and substantially assisted violations of the Partnership Agreements. The Complaint as originally filed alleged that the Partnerships were not meeting their objectives and should be dissolved and liquidated, and that the General Partners were instead seeking improperly to perpetuate the lives of the Partnerships by converting them into a new corporation. The Complaint alleged that the General Partners had the ability to direct the sale or liquidation of the apartment projects constituting the assets of the subsidiary limited partnerships which hold the operating assets of the Partnerships (the "Operating Partnerships") ten years after completion of those projects, and that the ten year period had expired or was about to expire for all of the Operating Partnerships. The Action as originally filed also alleged that in May 1997, Lehman Brothers, as then-controlling parent of the IME General Partners, improperly transferred ownership and control of the IME General Partners to America First Companies, LLC. The Action alleged that the transfer of ownership and control by Lehman Brothers was improperly effected without an effective vote, consent or ratification by the unitholders of the Partnerships as required under Delaware law and the Partnership Agreements. The Complaint alleged that the transfer of control by Lehman Brothers to the America First Defendants violated the Partnership Agreements and the fiduciary duties of the General Partners, Lehman Brothers and Abbott, then-managing director of Lehman Brothers and the General Partners.

D.	During May 1999, the parties engaged in discussions regarding possible settlement of the Action. While these discussions were pending, the parties agreed to extend the Defendants' period of time to respond to the Complaint. The discussions did not lead to any agreement to settle the litigation.

E.	On June 16, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer sent to the General Partners a written request for access to certain Partnership records. Plaintiffs requested (1) a current list of the full names and last known home or business addresses of each partner and unitholder of the Partnerships, set forth in alphabetical order ("Holder List"), and (2) copies of all Partnership agreements of the Operating Partnerships ("Operating Partnership Agreements"). In a letter dated June 23, 1999, plaintiffs' request for access to the Holder List and Operating Partnerships Agreements was denied by the Partnerships, stating that the plaintiffs lacked a proper purpose and that the items were not required to be provided under the Partnership Agreements or relevant law.

F.	On July 12, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer filed separate actions, Civil Action Nos. 17292 and 17293 (the "Books and Records Actions"), in the Court, seeking access to the Holder List and Operating Partnership Agreements pursuant to 6 Del. C. section 17-305 and the
Partnership Agreements. The Books and Records Actions alleged that the plaintiffs requested the Holder List and Operating Partnership Agreements to analyze the issue of the Partnerships' control over the assets of the Operating Partnerships in order value their investments and communicate with other holders regarding the Action and the conduct of the General Partners and their affiliates with respect to the Partnerships' assets.

G.	On July 21, 1999, the General Partners announced a consent solicitation to secure unitholders' approval of the conversion of the Partnerships into a new limited partnership, America First Real Estate Investment Partners, L.P. (the "Company").

H.	On November 24, 1999, the America First Defendants mailed to unitholders of record as of October 28, 1999 a Prospectus/Consent Solicitation Statement and
supplements thereto, and other materials (collectively the "Consent
Solicitation") which sought approval for, among other things, a merger of the
Partnerships with and into the Company (the "Merger").  In connection with the
Merger, the Company stated it would issue new securities to the unitholders of the Partnerships in exchange for the assets of the Partnerships pro rata according to an exchange value based upon the assets of the respective
Partnerships (the "Exchange Values"), and the Partnerships would cease to exist.  Unitholders could also elect to receive certain junior notes in exchange for their units up to a maximum total amount of $20 million in notes.  The Merger requires the approval of a majority of the unitholders of each Partnership.

I.	On December 8, 1999, plaintiffs filed an Amended Class Action Complaint.
The Amended Class Action Complaint added allegations directed to the proposed conversion of the Partnerships into a newly-formed limited partnership, including that the America First Defendants had wrongfully expended over $2.5 million of Partnership funds in connection with the abandoned transaction.
The Amended Class Action Complaint also repeated the claims in the original Complaint and substituted America First Real Estate Investment Partners L.P.
for America First Real Estate Investment Company, Inc. as a party defendant.
On January 7, 2000, the defendants moved to dismiss the Action on the grounds that the Complaint failed to state a claim upon which relief can be granted and that certain claims are barred by the Statute of Limitations.

J.	On or about November 16, 1999, the parties to the Books and Records Actions reached an agreement pursuant to which plaintiffs would be provided with the
Holder List.  The parties did not, however, reach an agreement regarding the plaintiffs' access to the Operating Partnership Agreements.

K.	On December 13, 1999, plaintiffs mailed a letter to the unitholders informing them, among other things, of the pendency of the Action and of plaintiffs' intent to vote "no" in the ongoing consent solicitation and to pursue the Action seeking a dissolution and winding up of the Partnerships if the Merger was not approved by the unitholders. The plaintiffs also urged the unitholders to vote "no" or revoke any previously submitted consents in favor of the Merger. The December 13, 1999 letter also stated that plaintiffs would seek to force the General Partners to honor revocations, notwithstanding the instruction in the Consent Solicitation that unitholders may not withdraw or revoke consents after the consent card is delivered to the proxy solicitor, Kissel-Blake. On January 14, 2000, plaintiffs mailed a second letter to the unitholders urging those who had not yet voted to vote "no", and those who had voted "yes" to revoke their consents.

L.	On February 4, 2000, the plaintiffs filed a motion for leave to amend the complaint and a motion for certain declaratory and injunctive relief relating to the right to revoke consents and the disclosures related thereto (the
"Motion For Relief"). The Second Amended Class Action Complaint, which was the subject of the motion to amend, repeated the claims and allegations of the Amended Class Action Complaint and added a claim for corrective disclosure and injunctive relief directed to the right to revoke consents. The Second
Amended Class Action Complaint alleged that the instructions in the Consent Solicitation that unitholders may not withdraw or revoke consents were materially misleading, and that the General Partners' refusal to honor revocations of consents was improper. On March 7, 2000, the defendants again moved to dismiss the Action, this time on the grounds that the Complaint failed to state a claim upon which relief can be granted, that certain claims are barred by the Statute of Limitations and that certain other claims are moot.

M.	On February 10, 2000, the Court held a conference on plaintiffs' request to be heard on the Motion For Relief prior to February 18, 2000, the then-current expiration date of the Consent Solicitation.  The Court granted plaintiffs'
request to be heard and scheduled a hearing for February 16, 2000.  In part due to these motions, the General Partners agreed to allow unitholders to revoke consents.  Plaintiffs thus withdrew their request to be heard on the
Motion For Relief prior to February 18, 2000.  On February 18, 2000, the
Partnerships issued a press release announcing that the consent solicitation would be extended and that unitholders had the right to revoke consents.  In
February and March of 2000, counsel for the parties engaged in extensive settlement negotiations.  These negotiations culminated in this agreement to settle this action, subject to Court approval, satisfactory completion by
Plaintiff's counsel of confirmatory discovery and subject to the approval of the Merger by a majority of the unitholders of record as of October 28, 1999
of each Partnership.  	N.	The Defendants, while continuing to deny all
allegations of wrongdoing or liability or damage to the purported class whatsoever, and contending that they acted properly and lawfully at all times, desire to settle and terminate the purported class's claims so as to put to rest any and all claims that were or could have been asserted in this action or arising out of matters set forth in the pleading, and to avoid the expense and burdens of continued litigation without in any way acknowledging any fault or liability.

NOW, THEREFORE, IT IS STIPULATED AND AGREED by and among Plaintiffs and Defendants, as follows:

1.	Certification of a Settlement Class

 a.	Solely for the purposes of this settlement, the parties stipulate and agree (i) to certification of the Action as a class action on behalf of the unitholders of the Partnerships who were holders of record as of October 28, 1999 (the "Class") pursuant to Rule 23(b)(2) of the Delaware Court of Chancery Rules; (ii) that named plaintiffs Alvin M. Panzer and Sandra G. Panzer shall act as representatives of the Class ("Representative Plaintiffs"); (iii) that Plaintiffs' counsel, Chimicles & Tikellis LLP and Goodkind Labaton Rudoff & Sucharow LLP shall act as Plaintiffs' Co-Lead Counsel, and that Plaintiffs' other counsel shall be Milberg Weiss Bershad Hynes & Lerach, LLP; Wolf Haldenstein Adler Freeman & Herz LLP; Girard & Green; Hanzman, Criden, Korge, Hertzberg & Chaykin, P.A., (collectively, "Class Counsel"); and (iv) to a finding that the Class is so numerous that joinder of all members thereof is impracticable, that there are questions of law or fact common to the Class, that the claims are typical of the claims of the Class, that the representative plaintiffs will fairly and adequately represent the interests of the Class, that the representative plaintiffs and Class Counsel will fairly and adequately represent the interests of the Class; and that the defendants have acted or refused to act on grounds generally applicable to the Class, thereby making appropriate final injunctive relief with respect to the Class as a whole.

	b.	The Class shall be composed of all holders of units (otherwise known as
Beneficial Assignment Certificates) in either of the Partnerships as of
October 28, 1999, the record date for voting on the proposed Merger.

	c.	In the event this Settlement Agreement is terminated, the certification of the Class and appointment of the representative plaintiffs and Class Counsel shall automatically be vacated, and the Action shall proceed as though the
Class had never been certified and the representative plaintiffs and Class
Counsel had never been appointed.  This subparagraph shall survive the termination of this Settlement Agreement.

2.	Distributions to the Class

 In full settlement and compromise of all claims against Defendants by Plaintiffs and all members of the Class, and subject to the terms and conditions of this Settlement Agreement, including Court approval of the Settlement, satisfactory completion by Plaintiffs' counsel of confirmatory discovery, and approval of the Merger by a majority of the unitholders of both Partnerships on the revised terms provided for herein, Defendants, upon the execution of this Stipulation of Settlement, will amend the existing Merger proposal and distribute an amended Consent Solicitation or supplement to the Consent Solicitation to the unitholders in connection therewith, to provide, if and only if the unitholders approve the Merger as amended and the other conditions of the Settlement are met:

	a.	First Post-Closing Distribution.  The Company will, subject to the review and approval of the National Association of Securities Dealers ("NASD"), make a $6 million distribution to (i) the unitholders of the Company and (ii)
current unitholders of the Partnerships who subsequent to the Merger elect to receive variable rate junior notes from the Company (the "Notes") instead of units issued by the Company ("Noteholders").  These payments to Noteholders will be made in partial payment of the Company's debt to them, pro rata based upon the Exchange Values attributable to the Partnerships for purposes of the
Merger.  These distributions shall be made as soon as practicable after the
Merger is effective, but in any event no later than the end of the first full fiscal quarter subsequent to the effective date of the Merger.  This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	b.	Second Post-Closing Distribution. As of the end of the first full fiscal quarter of operations following the Merger, the Company will, subject to the review and approval of the NASD, make a $5 million distribution to (i) the unitholders, and to (ii) the Noteholders, pro rata based upon the Exchange
Values of the Company.  This second post-closing distribution will be inclusive of the regular quarterly distribution, but in no event shall the total amount of this distribution be less than $5 million.

 c.	Unit Repurchase.  Subject to the review and approval of the NASD, the
Company will publicly announce and commence a unit repurchase program under which the Company shall purchase from unitholders up to $3.5 million in units of the Company within the first full twelve months after the Merger is effective. These repurchases will be made in compliance with all applicable laws and regulations. If for any reason the Company does not purchase $3.5 million in units in the repurchase program during the first full twelve months after the Merger is effective, at the end of the first twelve months, the Company will make a further post-closing special distribution to the unitholders. The amount of this distribution will be $3.5 million, less the cost of the units purchased by the Company in the repurchase program during the first twelve months after the Merger. This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	d.	Reservations of Rights.  (i) The general partner of the Company, in its sole discretion, subject to the terms of the Company's partnership agreement and the fiduciary duties of the general partner of the Company, may change the
Company's distribution policy at any time, and any such change shall not affect in any way this Stipulation of Settlement, so long as the Company makes the distributions and/or unit repurchases required by  2(a), 2(b) and 2(c).
(ii) In connection with this transaction, the Company may, at its option, pay cash instead of issuing Notes.  If the Company elects to pay cash to investors otherwise entitled to receive Notes, it will pay these investors an amount equal to the principal amount of notes these investors would have received plus interest accrued to the date of payment.

3.	Release and Discharge of Claims

 a.	The Release.   The Order and Final Judgment will provide, among other
things, that the Actions and any and all claims, rights, causes of action and suits that have been or could have been asserted, either directly, individually, representatively, derivatively or in any other capacity, by the plaintiffs and any other members of the Class against the Defendants, or any of their respective present or former directors, officers, agents, employees, attorneys, financial advisers, commercial bank lenders, investment bankers, representatives, associates, parents, subsidiaries, general or limited partners, shareholders, limited partners, administrators, successors and assigns (the "Released Parties"), whether under state or federal law, and whether directly, representatively, or in any other capacity in connection with, or that arise out of the subject matter of the Action (the "Released Claims"), shall be fully, finally and forever compromised, settled, released, discharged and dismissed with prejudice.

	b.	Covenant Not To Sue.  The Class members and their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors and administrators further covenant that they will refrain from commencing any action, suit, or administrative proceeding, or prosecuting any pending action, suit, arbitration or administrative proceeding, in law or in equity, against the Released Parties, concerning the Released Claims.  In the event that such
Class members or their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors, and administrators commence or continue any such action, the Released Parties shall be entitled to seek an order from the
Court enjoining the continuation of such action, suit or proceeding.

	c.	Other Litigation.  Simultaneous with the final approval of the Settlement, the Class representatives, Alvin M. Panzer and Sandra G. Panzer, will also agree to dismiss with prejudice the Books and Records Actions.

 d.	Effect of Releases.  This Settlement Agreement may be pleaded as a full and complete defense to any action, suit, or other proceeding that may be instituted, prosecuted, or attempted with respect to any of the Released Claims. The Settling Class Members and Defendants agree that any such proceeding would cause irreparable injury to the party against whom it is brought and that the Court or any court of competent jurisdiction may enter an injunction restraining prosecution hereof. The Class Members and Defendants further agree that this Settlement Agreement maybe pleaded as necessary for the purpose of enforcing this Settlement Agreement.

4.	Court Approval and Notice to the Class

	a.	Class Notice.  The Company shall bear the cost of providing notice of the settlement to the Class.  The parties shall submit a form of scheduling order to the Court for approval as soon as practicable upon expiration of the
Consent Solicitation as revised hereunder.  The proposed Scheduling Order which the parties shall seek from the Court shall: temporarily certify the
Class for settlement purposes under Delaware Court of Chancery Rule 23(b)(2)
pending a final hearing on the Settlement and plaintiffs' application for attorneys' fees and costs; certify the plaintiffs as Class representatives and
Class Counsel as counsel for the Class; approve the form and manner of Notice to the Class and direct dissemination of the Notice to unitholders; schedule a hearing on the Settlement and plaintiffs' application for attorneys' fees and costs to be held thirty days following the dissemination of the Notice or at such other time as the Court orders; provide the time by which objections to the Settlement or plaintiffs' application for attorneys' fees and costs must be filed; and stay further proceedings in the Action other than proceedings in connection with the Settlement pending final determination regarding the
Settlement by the Court.

	b.	Final Approval.  If this Stipulation of Settlement (including any modification thereto made with the consent of the parties as provided for herein) shall be approved by the Court, the parties shall jointly request the Court to enter Final Judgment:

	 i.	certifying the Class and approving the settlement set forth in this
Stipulation of Settlement as fair, reasonable and adequate;

	ii.	dismissing the complaint in the Action on the merits as to all Defendants with prejudice to plaintiffs and all members of the Class, and releasing the
Released Parties from the Released Claims.

iii.	permanently barring and enjoining the institution or prosecution by any of the plaintiffs or any other member of the Class, whether directly, representatively, derivatively, or in any other capacity, or any action asserting any Released Claims;

	iv.	decreeing that this Stipulation of Settlement and the settlement contemplated by this Stipulation of Settlement (the "Settlement") provided for herein are not an admission for any purpose by any of the parties in this action of any wrongdoing, liability or damage whatsoever on the part of the Defendants;

		v.	reserving jurisdiction by the Court over the consummation, implementation and administration of the Settlement; and containing such other and further provisions consistent with the terms of this Stipulation of Settlement to which the parties may consent; and

	vi.	awarding attorneys' fees and costs as determined by the Court.

5.	Conditions of Settlement

 a.	Sequence of Events.   Immediately upon execution of this Stipulation of
Settlement, the parties shall file the Stipulation with the Court and commence confirmatory discovery so that such discovery can be completed prior to the expiration of the Consent Solicitation on the revised Merger and dissemination of the Notice of Settlement and plaintiffs' application for attorneys' fees and costs to the Class. As soon practical after the execution of this Stipulation of Settlement, the Partnerships will present to the SEC and the NASD an amended Prospectus/Consent Solicitation. The amended Prospectus/Consent Solicitation shall include, among other things, a description, agreeable to the parties, of the proposed Settlement, the claims proposed to be released thereunder and the proposed application and sources of payment of plaintiffs' attorneys' fees and costs. After approval by the SEC and NASD, the amended or supplemented Prospectus/Consent Solicitation will be distributed to unitholders. If the necessary majority of unitholders of each Partnership approves the revised Merger, and if confirmatory discovery is satisfactorily completed, the parties shall as soon as practicable submit a proposal Scheduling Order to the Court, as discussed above.

	b.	Conditions of Settlement.  In order for this Settlement to be valid and binding, these conditions must be satisfied:

		i.	Completion by the plaintiffs of confirmatory discovery.

	ii.	Approval of the Revised Merger by a majority of the holders of each
Partnership.

iii.	Approval of the Settlement by the Court.

 c.	Result of Failure to Satisfy Conditions.  If these conditions are not satisfied, or if the Settlement set forth in this Stipulation of Settlement fails to become effective in accordance with its terms, or if the Final Judgment is reversed, vacated or modified, the Settlement provided herein and any actions to be taken in connection therewith (including the Notice of Settlement, Hearing Order and Final Judgment to be entered) and all negotiations, transactions and proceedings connected with it (i) shall be without prejudice to the rights of any party, (ii) shall not be deemed or construed as evidence or an admission by any party of any fact, matter or thing, (iii) shall not be admissible in evidence or used for any purpose in any other action or proceeding, and (iv) shall be void, invalid and without effect.

6.	No Admission

Acceptance of the terms of this Stipulation of Settlement and the negotiations, papers and proceedings relating to this Stipulation of Settlement and its terms are not and shall not be construed as evidence or an admission by the Defendants of the validity of any of the claims made by the Class or liability of the Defendants therefor or of any wrongdoing whatsoever whether or not the Settlement is consummated. Neither this Stipulation of Settlement nor any of its terms, or the negotiations or papers relating thereto shall be offered or received in evidence in this or any other action or proceeding or utilized in any manner whatsoever as an admission or concession of liability or wrongdoing or lack thereof of any nature on the part of the Defendants.

7.	Implementation and Scheduling

	a.	Counterparts.  This Stipulation of Settlement may be executed in one or more counterparts.  All executed counterparts and each of them shall be deemed to be one and the same instrument, provided, that no party shall be bound until all parties have executed this Stipulation of Settlement.  The undersigned counsel for the parties shall exchange among themselves original signed counterparts and a complete set of original executed counterparts of this Stipulation of Settlement shall be filed with the Court.

 b.	Attorneys' Fees.   Plaintiffs' counsel intend to apply to the Court for,
and defendants will not object to, approval of $1.6 million in attorneys' fees and expenses ("Fee Award"). The first $600,000 of such Fee Award will be paid by the following defendants: Insured Mortgage Equities Inc., Insured Mortgage Equities II, L.P., America First Capital Source I, LLC, America First Capital Source II, LLC, Capital Source I, and Capital Source II (and shall not include Partnership funds). The $600,000 shall be placed immediately upon the execution of this stipulation into an interest bearing escrow account and shall be paid to Plaintiffs' Co-Lead Counsel, together with accrued interest, within five days after the expiration of any time to appeal or, if an appeal is taken from the Court's entry of an order awarding fees, after the judgment confirming the settlement has become final. The balance of such Fee Award shall be paid equally from the following sources: five hundred thousand dollars ($500,000) from the Company; and five hundred thousand dollars ($500,000) from the distributions of capital made to unitholders and noteholders (paid proportionately based upon the amount of distributions to unitholders and noteholders at the time of the distributions described in paragraph 2 (a) and 2(b) herein).

	c.	Record Date.	The record date for investors entitled to grant their
consents for this transaction will remain October 28, 1999, in order to permit investors to change or revoke their consent.  The Consent Solicitation shall be extended for an additional 60 days following the declaration of effectiveness (the "Declaration") by the Securities and Exchange Commission
with respect to the post-effective amendment to the Registration Statement relating to the Merger.  Class members will be permitted to revoke their previously submitted written consents and/or revocations of consents.

 d.	Letter from Class Representatives.  Plaintiffs shall send a letter to all of the Unitholders of Capital Source I and Capital Source II informing them, in text agreed to by the parties, of the amendments to the Merger resulting from this Settlement Agreement and urging those unitholders to support the settlement and vote in favor of the Merger, as amended. The letter shall be mailed together with the amended Prospectus/Consent Solicitation to the unitholders.

	e.	Governing Law.  The rights and obligations of the parties to this
Stipulation of Settlement shall be construed and enforced with, and governed by the laws of the State of Delaware, without regard to that state's choice of law principles.

	f.	Entire Agreement.  This Stipulation of Settlement constitutes the entire agreement among the parties hereto and no representations, warranties or inducements have been made to anyone concerning the Stipulation other than the representations, warranties and covenants contained and memorialized in such documents.  Except as otherwise provided herein, each party shall bear its own costs.

	g.	Non-severability.  If any provision of the Stipulation of Settlement is held to be illegal or invalid by a court of competent jurisdiction, the remaining provisions of the Stipulation of Settlement are void, invalid and ineffective.

	h.	Amendment.  This Stipulation of Settlement may be amended or any of its provisions waived only by a writing executed by or on behalf of all signatories hereto.

IN WITNESS WHEREOF, this Stipulation and Settlement Agreement has been executed this 24th day of April, 2000 by the undersigned counsel of record for the Plaintiffs and Defendants.

CHIMICLES & TIKELLIS LP
________________________________
Pamela S. Tikellis
Robert J. Kriner, Jr.
One Rodney Square
Wilmington, Delaware 19801
(302) 656-2500
Attorneys for Plaintiffs

SMITH, KATZENSTEIN & FURLOW LLP
__________________________________
David A. Jenkins
800 Delaware Avenue
Post Office Box 410
Wilmington, Delaware 19899
(302) 652-8400
Attorneys for Defendants