Form 10-Q
period 2000-09-30
CAPITAL SOURCE II L P A
filed 2000-11-13
CIK 799410

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

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
BALANCE SHEETS

                                                                                             Sept. 30, 2000
                                                                                               (unaudited)        Dec. 31, 1999
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     175,513       $     278,134
 Investment in FHA Loan (Note 2)                                                              	  6,441,165           6,470,165
 Investment in GNMA Certificates (Note 2)                                                       20,262,164          20,367,475
 Investment in Operating Partnerships (Note 3)                                                        -                   -
 Interest receivable								               																																																				    192,672             193,934
 Other assets                                                                                       	7,893           	  39,064
                                                                                             --------------      --------------
                                                                                             $  27,079,407       $  27,348,772
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 4)                                                                  $     185,416       $     295,599
  Distribution payable 								                                                                    303,871             303,871
                                                                                             --------------      --------------
																																																																																																			489,287             599,470
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (300,557)           (298,965)
  Beneficial Assignment Certificate Holders
  ($6.70 per BAC in 2000 and $6.74 in 1999)                                                     26,890,677          27,048,267
                                                                                             --------------      --------------
                                                                                                26,590,120          26,749,302
                                                                                             --------------      --------------
                                                                                             $  27,079,407       $  27,348,772
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      575,453      $      579,202      $    1,729,241      $    1,740,248
 Interest income on temporary cash investments               3,842             	 3,534              11,238             	11,025
 Equity in earnings of Operating Partnerships (Note 3)        -                   -                258,371               	-
 Other income																																																	-																			-																			-																				400
                                                    ---------------     ---------------     ---------------     ---------------
                                                           579,295             582,736           1,998,850	          1,751,673
Expenses
 Operating and administrative expenses (Note 4)            314,040             224,203             790,611             541,078
                                                    ---------------     ---------------     ---------------     ---------------
Net income and net comprehensive income             $     	265,255    	 $      358,533      $    1,208,239      $    1,210,595
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partners                                   $        2,652      $        3,585      $       12,082      $       12,106
 Limited Partners                                          262,603             354,948           1,196,157           1,198,489
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      265,255      $      358,533      $    1,208,239      $    1,210,595
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .07      $          .09      $          .30      $          .30
                                                    ===============     ===============     ===============     ===============
Weighted average number of BACs outstanding														4,011,101											4,011,101											4,011,101											4,011,101
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE II L.P.-A
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


                                                                              General       					      BAC
                                                                              Partner           	  Holders               Total
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1999                                           $    (298,965)     $    27,048,267      $   26,749,302
  Net income                                                                  	12,082           	1,196,157        		 1,208,239
  Cash distributions paid or accrued 									                                (13,674)        	 (1,353,747)      	  (1,367,421)
                                                                        --------------     ----------------     ---------------
 Balance at September 30, 2000		                                   	   	$    (300,557)     $    26,890,677      $   26,590,120
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            		For the Nine     	 	For the Nine
                                                                                              Months Ended        Months Ended
                                                                                           	Sept. 30, 2000    	 Sept. 30, 1999
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                	$    1,208,239	     $    1,210,595
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of Operating Partnerships                                                  (258,371)     		        -
    Amortization of discount on mortgage-backed securities                                          	 (254)           			 (236)
    Decrease in interest receivable                                                                 	1,262           		  1,275
    Decrease in other assets																					                                                  	31,171           	  80,064
    Decrease in accounts payable                                                               	  (110,183)          	(112,229)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                     	  		871,864           1,179,469
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments received                                        	134,565             123,309
	Distributions received from Operating Partnerships     																																											258,371																-
                                                                                            ---------------     ---------------
Net cash provided by investing activities																																																										392,936												 123,309
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                           	 (1,367,421)       	 (1,365,901)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                               (102,621)         	  (63,123)
Cash and temporary cash investments at beginning of period                                         278,134          		 432,999
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      175,513      $     	369,876
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2000, and results of operations for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2. Investment in Mortgage-Backed Securities

At September 30, 2000, all of the Partnership's mortgage-backed securities were classified as held-to-maturity. The total amortized cost, gross unrealized holding gains and aggregate fair value of such securities were $26,703,329, $39,460 and $26,742,789, respectively.

Descriptions of the Partnership's mortgage-backed securities at September 30, 2000, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Crane's Landing                      Winter Park, FL               252       8.75%        12-15-2030    $   10,072,796
     Monticello Apartments                Southfield, MI                106       8.75%        11-15-2029         5,238,086
     The Ponds at Georgetown              Ann Arbor, MI                 134       7.50%        12-15-2029         4,951,282
                                                                                                             ---------------
																																																																																																																	20,262,164

  FHA Loan:
     Delta Crossing                       Charlotte NC                 178       9.10%        10-01-2030         	6,441,165
                                                                                              					 								 ---------------
  Balance at September 30, 2000                                                                            		$   26,703,329
                                                                                              							 							===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1999						                                                                        	  $   26,837,640
  Addition
   Amortization of discount on mortgage-backed securities                                                              	254
  Deduction
   FHA Loan and GNMA Certificate principal payments received                                                     	 (134,565)
                                                         											                                         ---------------
Balance at September 30, 2000     																																																																 		       	$			26,703,329
																																																																																																													===============

3.	Investment in Operating Partnerships

The Partnership's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loan held by the Partnership and is accounted for using the equity method. Currently, losses are recognized only to the extent of additional contributions, net of distributions received, to the Operating
Partnerships by the Partnership.  Any distributions received by	the
Partnership from the Operating Partnerships are recorded as income.

Descriptions of the Operating Partnerships held at September 30, 2000, are as follows:

                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Delta Crossing                Charlotte, NC            Delta Crossing Limited Partnership            $     -
Crane's Landing               Winter Park, FL          Crane's Landing Partnership, Ltd.                   -
Monticello Apartments         Southfield, MI           Centrum Monticello Limited Partnership              -
The Ponds at Georgetown       Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
                                                                                                    ------------
Balance at September 30, 2000                                                      					      						 $ 	  	-
																																																																																																				============


Reconciliation of the carrying amount of the Operating Partnerships is as follows:

Balance at December 31, 1999                  								                 $         -
	Addition
		Equity in earnings of Operating Partnerships                          					258,371
 Deduction
		Distributions received from Operating Partnerships																								(258,371)
				                                                                   ---------------
Balance at September 30, 2000            					                         $         -
                                                                       ===============

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
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

The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, the first $50,000 of which will be paid each year with the balance payable only during such years that a 6.5% annual return has been paid to investors on a noncumulative basis. An additional fee equal to 0.5% of invested assets per annum will be payable only during those years that an 11.5% annual return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after an 11.5% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. Asset management and partnership administration fees of $12,500 and $37,500 were incurred during the quarter and nine months ended September 30, 2000.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to such General Partner for the nine months ended September 30, 2000 was $839,870 ($256,334 for the quarter ended September 30, 2000). Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

An affiliate of the General Partners has been retained to provide property management services for The Ponds at Georgetown. The fees for services provided were $10,922 and $32,237 for the quarter and nine months ended September 30, 2000 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

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

To resolve these lawsuits, the Partnership and affiliates, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, was filed with the Securities and Exchange Commission (the SEC) on or about June 15, 2000. In connection with the Settlement, which, if approved, will also result in the dismissal of the Books and Records Action, the Partnership submitted a revised transaction to BAC holders for approval on or about June 30, 2000. On October 2, 2000, the BAC holders of both the Partnership and Capital Source L.P. approved the revised transaction. In accordance with the Settlement, the parties to this litigation sent a court-approved settlement notice to the class members on or about November 10, 2000. This notice described the terms of the Settlement and also notified the class that the Court will hold a hearing on December 19, 2000 to consider whether to approve the Settlement.

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

Liquidity and Capital Resources

At September 30, 2000, the Partnership owned: (i) three GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in two states; (ii) an FHA Loan which is insured as to principal and interest by the Federal Housing Administration
(FHA) on a multifamily housing property; and (iii) Partnership Equity Investments in four Operating Partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan. The GNMA Certificates, the FHA Loan and the Partnership Equity Investments are referred to as the "Permanent Investments". The obligations of GNMA and FHA are backed by the full faith and credit of the United States government. The overall status of the Partnership's investments has remained relatively constant since December 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership as of September 30, 2000:

                                                                                                     Number         Percentage
                                                                                 Number            of Units           of Units
Property Name                                Location                          of Units            Occupied           Occupied
-------------------------------------        ------------------               ---------          ----------         ----------
Crane's Landing                              Winter Park, FL                        252                 249                 99%
Delta Crossing                               Charlotte, NC                          178                 159                 89%
Monticello Apartments                        Southfield, MI                         106                 100                 94%
The Ponds at Georgetown                      Ann Arbor, MI                          134                 133                	99%
                                                                              ---------          ----------          ----------
                                                                                    670                 641	                96%
                                                                          	   =========          ========== 									==========

CAPITAL SOURCE II L.P.-A
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Distributions

Cash distributions paid or accrued per BAC for the periods shown were as follows:

                                                                                           			For the Nine     		 For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 2000     	Sept. 30, 1999
                                                                                            --------------      --------------
Regular monthly distributions

		Income                                                                                    $        .2982      $        .2988
  Return of capital                                                                                 	.0393			           	.0387
                                                                                            --------------      --------------
                                                                                            $        .3375      $        .3375
                                                                                            ==============      ==============
Distributions
  Paid out of cash flow                                                                     $        .2766    	 $        .3375
		Paid out of reserves																																																																															.0609																-
                                                                                            --------------      --------------
																																																																																												$								.3375						$								.3375
                                                                                            ==============      ==============

Regular monthly distributions to BAC Holders consist primarily of interest received on the FHA Loan and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership is permitted to replenish its reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 2000, a net amount of $246,914 was withdrawn from reserves ($139,828 was withdrawn from reserves for the quarter ended September 30, 2000).

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

Results of Operations

Comparison of the Quarters Ended September 30, 2000 and September 30, 1999

Mortgage-backed securities income decreased slightly for the quarter ended September 30, 2000, compared to the same period in 1999. This decrease is due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased for the quarter ended September 30, 2000, compared to the same period in 1999, due to an increase in the average interest rate earned on reserve investments.

Operating and administrative costs for the quarter ended September 30, 2000, increased approximately $90,000 compared to the same period in 1999. This increase was primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements and an increase in transactions costs incurred in conjunction with the proposed merger. Also contributing to the increase in operating and administrative expenses was an increase in salaries and related expenses.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

Mortgage-backed securities income decreased approximately $11,000 for the nine months ended September 30, 2000, compared to the same period in 1999. This decrease is due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments for the nine months ended September 30, 2000, was comparable to the same period in 1999.

During the nine months ended September 30, 2000, the Partnership received distributions totaling $258,371 from The Ponds at Georgetown and Crane's Landing whereas no such distributions were received from any of the Operating Partnerships during the comparable period of 1999. As such, equity in earnings of Operating Partnerships of $258,371 was recorded for the nine months ended September 30, 2000 and no equity in earnings of Operating Partnerships was recorded for the comparable period of 1999.

Operating and administrative costs for the nine months ended September 30, 2000, increased approximately $250,000 compared to the same period in 1999. This increase was primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements and an increase in transaction costs incurred in conjunction with the proposed merger. Also contributing to the increase in operating and administrative expenses was an increase in salaries and related expenses.

New Accounting Pronouncement

The Partnership plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. Management is currently evaluating the effects of adopting this statement and does not anticipate that such adoption will have a material impact on the financial statements of the Partnership.

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

															To resolve these lawsuits, the Partnership and affiliates, on
															April 24, 2000, entered into a settlement agreement (the
															Settlement) with the plaintiffs.  The Settlement remains subject
														 to approval by the Court.  The complete terms of the Settlement,
														 along with the updated consent solicitation material describing
														 the revised merger transaction, was filed with the Securities and
														 Exchange Commission (the SEC) on or about June 15, 2000.  In
														 connection with the Settlement, which, if approved, will also
														 result in the dismissal of the Books and Records Action, the
															Partnership submitted a revised transaction to BAC holders for
														 approval on or about June 30, 2000.  On October 2, 2000, the
															BAC holders of both the Partnership and Capital Source L.P.
														 approved the revised transaction.  In accordance with the
														 Settlement, the parties to this litigation sent a court-approved
														 settlement notice to the class members on or about November 10,
														 2000.  This notice described the terms of the Settlement and
														 also notified the class that the Court will hold a hearing on
															December 19, 2000 to consider whether to approve the Settlement.

               There are no other material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

     Item 4.   Submission of Matters to a Vote of Security Holders.

															A Prospectus/Consent Solicitation Statement dated June 30, 2000,
													  was sent to the BAC holders during the third quarter asking for
														 their consent to a proposed merger of the Partnership.  No
														 meeting was held in connection with the consent solicitation.
													  The following table sets forth the item that the BAC holders
														 were asked to vote upon and the results of the vote as of
														 October 2, 2000, the date on which the consent solicitation was
														 terminated:

															Proposal																																			Results

															A proposal to approve of the               For:	   	2,015,787
														 Partnership's participation
														 in the proposed consolidation              Against:		 475,704
														 by merger with Capital Source L.P.
														 and America First Real Estate              Abstain:    83,246
															Investment Partners, L.P.

															Accordingly, the merger has been approved by the BAC holders of
														 the Partnership.  The merger was also approved by the BAC
														 holders of Capital Source L.P.  The merger remains subject to a
														 number of conditions, including the approval by the Delaware
															Court of Chancery of a settlement agreement relating to the
															legal proceeding described in Item 1.

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

Dated:  November 10, 2000